Form 10QSB
period 2001-03-31
MOUNTAINBANK FINANCIAL CORP
filed 2001-05-15
CIK 1135253

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                   Form 10-QSB

(Mark One)
   [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
       Act of 1934 For the quarterly period ended March 31, 2001

                                       Or

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from          to
                                                           --------    ---------


                       MountainBank Financial Corporation
                       ----------------------------------
           (Exact name of the registrant as specified in its charter)


      North Carolina                                       56-2237240
      --------------                                       ----------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


                    201 Wren Dr., Hendersonville, N.C. 28792
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (828) 697-0030
                                 --------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No __

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At May 7, 2001, the Company had 1,871,938 shares outstanding of its $4 par common stock.

         Transitional Small Business Disclosure Format (check one):  Yes__ No_X_


                       MountainBank Financial Corporation
                                   Form 10-QSB
                                Table of Contents
-------------------------------------------------------------------------------------------------------

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL INFORMATION

The financial statements of MountainBank are set forth in the following pages.

        Balance Sheets at March 31, 2001 and December 31, 2000......................................  3

        Statement of Operations for the Three Months Ended March 31, 2001 and 2000..................  4

        Statement of Changes in Shareholders' Equity through March 31, 2001 and 2000................  5

        Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000..................  6

        Notes to Financial Statements...............................................................  7

        Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS............................................  9

        PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings................................................................ 14

        Item 2.    Changes in Securities............................................................ 14

        Item 3.    Defaults Upon Senior Securities.................................................. 14

        Item 4.    Submission of Matters to a Vote of Security Holders.............................. 14

        Item 5.    Other Information................................................................ 14

        Item 6.    Exhibits and Reports on Form 8-K................................................. 14

        Signatures.................................................................................. 15

MountainBank Financial Corporation
Balance Sheets
At March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------


                                                                   March 31, 2001      December 31, 2000
                                                                   --------------      -----------------
Assets
Cash and due from banks                                                $ 8,394,209         $ 7,797,745
Interest bearing deposits with banks                                       136,463           3,667,612
Federal funds sold                                                               -           9,220,000
Investment securities available for sale                                35,246,417          35,415,821
Restricted equity securities                                               797,000             453,300
Loans, net of allowance for loan losses of $3,619,514 at
    March 31, 2001 and $3,006,842 at December 31, 2000                 241,259,283         197,372,973
Property and equipment, net                                              2,416,020           2,322,157
Accrued income                                                           2,114,798           2,007,804
Other assets                                                               763,466             851,608
                                                                  -----------------   -----------------
       Total assets                                                  $ 291,127,656       $ 259,109,020
                                                                  =================   =================

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits                                          $ 17,911,510        $ 15,531,055
Interest-bearing deposits                                              235,291,441         217,807,421
                                                                  -----------------   -----------------
    Total deposits                                                     253,202,951         233,338,476

Federal funds purchased and
    Securities sold under agreements to repurchase                       8,612,888           3,145,147
Note payable                                                             5,000,000                   -
Obligations under capital lease                                            753,913             759,804
Accrued interest payable                                                 4,159,847           2,840,440
Other liabilities                                                          550,765             814,734
                                                                  -----------------   -----------------
       Total liabilities                                               272,280,364         240,898,601
                                                                  -----------------   -----------------

Commitments and contingencies

Stockholders' equity
Common stock, $4 par value; 10,000,000 shares
    authorized; 1,871,938 and 1,873,461 shares issued and
    outstanding at December 31, 2000 and March 31, 2001                  7,493,844           7,487,752
Surplus                                                                  9,405,696           9,400,906
Retained earnings (deficit)                                              1,687,823           1,182,510
Unrealized appreciation on investment securities
    available for sale                                                     259,929             139,251
                                                                  -----------------   -----------------
       Total stockholders' equity                                       18,847,292          18,210,419
                                                                  -----------------   -----------------
       Total liabilities and stockholders' equity                    $ 291,127,656       $ 259,109,020
                                                                  =================   =================

MountainBank Financial Corporation
Statement of Operations
For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                      2001                2000
                                                                    ---------           ---------
Interest income
    Deposits with banks                                              $ 51,794           $ 160,242
    Federal funds sold                                                 91,494              52,138
    Investment securities, taxable                                    547,986             288,486
    Loans and fees on loans                                         5,252,655           2,237,326
                                                                    ---------           ---------
       Total interest income                                        5,943,929           2,738,192
                                                                    ---------           ---------

Interest expense
    Deposits                                                        3,410,865           1,465,629
    Federal funds purchased and securities sold under
       agreements to repurchase                                        53,514              23,331
    Other borrowed funds                                               14,209              13,544
                                                                    ---------           ---------
       Total interest expense                                       3,478,588           1,502,504
                                                                    ---------           ---------
       Net interest income                                          2,465,341           1,235,688
Provision for loan losses                                             627,000             390,000
                                                                    ---------           ---------
       Net interest income after provision for loan losses          1,838,341             845,688
                                                                    ---------           ---------

Noninterest income
    Service charges on deposit accounts                               148,885              96,381
    Mortgage origination income                                       130,845              93,763
    Gain on sale of loan                                                    -             150,977
    Other service charges and fees                                     87,354              27,241
                                                                    ---------           ---------
    Other income                                                      367,084             368,362
                                                                    ---------           ---------

Noninterest expense
    Salaries and employee benefits                                    762,762             468,118
    Occupancy expense                                                 253,249             139,063
    Other expense                                                     474,099             255,180
                                                                    ---------           ---------
       Total noninterest expense                                    1,490,110             862,361
                                                                    ---------           ---------
       Income before income taxes                                     715,315             351,689
          Income tax expense                                          210,000             112,598
                                                                    ---------           ---------
             Net income                                             $ 505,315           $ 239,091
                                                                    =========           =========

Basic earnings per share                                               $ 0.27              $ 0.21
Diluted earnings per share                                             $ 0.25              $ 0.19
Weighted average shares outstanding                                 1,872,416           1,153,946

MountainBank Financial Corporation
Statements of Cash Flows
For the Three Months Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------


Cash flows from operating activities                                   March 31, 2001    March 31, 2000
                                                                       --------------    --------------
     Net income (loss)                                                    $ 505,315        $   239,091
     Adjustments to reconcile net income (loss)
        to net cash provided by operations:
            Depreciation and amoritization                                  106,258             60,815
            Provision for loan losses                                       627,000            390,000
            Deferred income taxes                                                 -                  -
            Accretion of discount on securities, net of
                amortization of premiums                                       (105)            (2,228)
     Changes in assets and liabilities:
        Accrued income                                                     (106,994)           (91,729)
        Other real estate owned                                                   -                  -
        Other assets                                                         88,142           (216,697)
        Accrued interest payable                                          1,319,407            261,002
        Other liabilities                                                  (263,969)           184,409
                                                                       -------------     --------------
                 Net cash provided by operating activities                2,275,054            824,663
                                                                       -------------     --------------

Cash flows from investing activities
     Net (increase) decrease in federal funds sold                        9,220,000         (9,260,000)
     Net (increase) decrease in interest-bearing deposits with banks      3,531,149            (51,899)
     Purchases of investment securities                                  (3,070,246)          (303,048)
     Maturities of investment securities                                  3,016,731            566,329
     Net increase in loans                                              (44,513,310)       (20,016,752)
     Purchases of property and equipment                                   (200,121)          (108,944)
                                                                       -------------     --------------
                 Net cash used in investing activities                  (32,015,797)       (29,174,314)
                                                                       -------------     --------------

Cash flows from financing activities
     Net increase in non-interest bearing deposits                        2,380,455          5,036,681
     Net increase in interest-bearing deposits                           17,484,020         23,864,610
     Net increase in Federal funds purchased securities sold under
        agreements to repurchase                                          5,467,741            154,893
     Net increase in notes payable                                        5,000,000
     Repayment of obligations under capital lease                            (5,891)            (3,656)
     Proceeds from the exercise of stock options                             10,882                  -
     Proceeds from the issuance of common stock, net                              -
                                                                       -------------     --------------
                 Net cash provided by financing activities               30,337,207         29,052,528
                                                                       -------------     --------------
                 Net increase in cash and cash equivalents                  596,464            702,877
Cash and cash equivalents, beginning                                      7,797,745          4,298,207
                                                                       -------------     --------------
Cash and cash equivalents, ending                                       $ 8,394,209        $ 5,001,084
                                                                       =============     ==============

Supplemental disclosures of cash flow information
     Interest paid                                                      $ 2,159,181        $ 1,241,502
                                                                       =============     ==============
     Income taxes paid                                                  $   170,285        $    97,965
                                                                       =============     ==============

MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Accumulated
                                               Common Stock                                              Other
                                          --------------------                       Retained        Comprehensive
                                          Shares        Amount         Surplus       Earnings           Income          Total
                                          ------        ------         -------       --------        -------------  ------------
Balance, December 31, 1999             1,153,946      5,769,730        4,385,302      126,541          (59,081)     $ 10,222,492
Comprehensive income                           -              -                -            -                -                 -
Net Income                                     -              -                -      239,091                -           239,091
Net change in unrealized
   appreciation on investment
   securities available for sale               -              -                -            -           (4,262)           (4,262)
                                                                                                        -------           -------
Total comprehensive income                     -              -                -            -                -           234,829

Shares issued pursuant to
   secondary stock offering                    -              -                -            -                -                 -
                                       ------------------------------------------------------------------------------------------
Balance March 31, 2000                 1,153,946    $ 5,769,730      $ 4,385,302  $   365,632        $ (63,343)      $ 10,457,321
                                       ==========================================================================================



Balance, December 31, 2000             1,871,938    $ 7,487,752      $ 9,400,906  $ 1,182,510        $ 139,251       $ 18,210,419
Net Income                                     -              -                -      505,313                -            505,313
Net change in unrealized
   appreciation on investment
   securities available for sale               -              -                -            -          117,678            117,678
Total comprehensive income                                                                                           ------------
                                                                                                                          622,991
Shares issued pursuant to
   secondary stock offering
   and Employee and Director
   stock option plans                      1,523          6,092            4,790            -                -             10,882
                                       ------------------------------------------------------------------------------------------
Balance March 31, 2001                 1,873,461    $ 7,493,844      $ 9,405,696  $ 1,687,823        $ 256,929       $ 18,844,292
                                       ==========================================================================================

MoutainBank Financial Corporation
Notes to Financial Statements
March 31, 2001
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies

Organization:
           MountainBank Financial Corporation (the "Company") was incorporated on January 10, 2001 by the Board of Directors of MountainBank (the "Bank") for the purpose of acquiring the Bank and serving as the Bank's parent bank holding company. Prior to its acquisition of the Bank, the Company conducted no business or operations other than those activities related to the acquisition. On March 30, 2001, the Company acquired the Bank under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated January 11, 2001 (the "Agreement"). The Agreement and the Reorganization had been approved by the Bank's shareholders at a special meeting held on February 20, 2001.

           MountainBank is a state chartered, full service commercial banking institution, insured by the FDIC and incorporated under the laws of North Carolina. The Bank operates seven full service banking offices. These offices are located in Hendersonville, N.C. (2), Columbus, N.C., Fletcher, N.C., Asheville, N.C., Lake Lure, N.C. and Forest City, N.C. The Bank has received approval from regulators to open an additional branch office in Marion, N.C. and expects to apply for permission to open offices in Morganton, N.C. and Waynesville, N.C. during the second quarter of 2001. The Bank is subject to regulation by the FDIC and the North Carolina State Banking Commission.

Basis of Presentation:

           The financial statements as of March 31, 2001 and for the periods ended March 31, 2001 and 2000, have been prepared by MountainBank Financial Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included in its Annual Report on Form 10KSB for the fiscal year ended December 31, 2000.

           Statements in this report as to the Company's projections for expansion, capital expenditures, earnings and other such issues as well as for future financial or economic performance of the Company are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially

MoutainBank Financial Corporation
Notes to Financial Statements
March 31, 2001
--------------------------------------------------------------------------------


       from those projected, estimated, assumed or anticipated in any such forward looking statements include changes in general economic conditions in the Company's markets, loan losses, including loan losses resulting from adverse economic conditions, increased competition, any loss of the Company's key management personnel, changes in governmental regulations and other factors.

           The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The accounting policies followed are set forth in Note 1 to the Company's 2000 Financial Statements incorporated in the Company's 2000 Form 10KSB.

Commitments and Other Contingencies:

           In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2001 was $48.1 million.


Properties and Equipment:

           Bank properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2001
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           MountainBank Financial Corporation began operations as the parent bank holding company for MountainBank on March 30, 2001. Prior to its acquisition of the Bank, the Company conducted no business or operations other than those activities related to the acquisition. Accordingly, the following discussion pertains to operations of the Bank except where specifically indicated. The following discussion and analysis is provided to address information about the Bank's financial condition and results of operations which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

       Changes in Financial Condition March 31, 2001 Compared with December 31, 2000

           Total assets increased $32.2 million, or 12.4%, from December 31, 2000 to March 31, 2001. Earning assets increased $31.3 million, or 12.71%, during the same three month period. Loans, the largest earning asset, increased $44.5 million, or 22.21%, as a result of the continuing penetration of the Bank's current geographic markets and of opening new markets. The rapid loan growth experienced during the first quarter of 2001 required the conversion of short duration assets into loans. As a result, interest bearing deposits and Federal funds sold both decreased substantially by $3.5 million or 96.28% and $9.2 million or 100.00%, respectively. The Bank's investment portfolio remained static during the period.

           Deposits also experienced strong growth during the period, however, deposit growth was not as vigorous as that of loans. During the first quarter, deposits increased $20.4 million, or 8.73% with non-interest bearing demand deposits increasing $2.9 million, or 18.55%, while interest bearing deposits increased $17.5 million or 8.03%. Savings, NOW and money market deposits experienced healthy growth during the period, increasing $6.1 million or 12.64%, while retail time deposits increased $9.8 million or 9.51% and jumbo time deposits increased $1.6 million or 2.36%, over the same period. The Bank's loan to deposit ratio was 96.52% as of March 31, 2001 compared to 85.88% as of December 31, 2000.

           Federal funds purchased and securities sold under agreements to repurchase increased $5.5 million, or 173.85%. This increase resulted principally from increased numbers of commercial customers using the Bank's cash management products and from the use of Federal funds to provide additional short term funding as loan flows dictate.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2001
--------------------------------------------------------------------------------

       At the end of March, the Company entered into a term borrowing arrangement with a correspondent bank in the amount of $5 million. This credit facility was used to acquire additional capital of the Bank thus increasing the Bank's capital ratios and lending limit. This credit bears a seven (7) year term, with interest only due for the first two years and bears a rate of prime minus one percent (1%). Management expects this credit facility to be retired through the issuance of common stock or long-term debt in the near future.

       Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

           The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the Federal funds rate over time. The rapid loan growth experienced during the first quarter of 2001 reduced the Bank's liquidity ratios by the end of the quarter. However, at March 31, 2001, management considered the Bank's liquidity position to be strong and adequate for all known or anticipated liquidity demands.

           Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. The Bank's aggressive plans for growth necessitate relatively aggressive pricing policies for both assets and liabilities. Thus, managing interest rate risk, net interest margin and the overall leverage of the Bank's balance sheet becomes increasingly important as the Bank continues to grow and expand into other markets. The rapid growth experienced during the first quarter of fiscal 2001 was funded through deposit growth and the conversion of shorter term assets into loans. Management intends to continue to emphasize cross-selling of other deposit products to assist in lowering the Bank's overall cost of funds over time as well as beginning to utilize other sources of funding, particularly FHLB borrowing lines when these sources bear lower interest rates. Management continues to place a high priority on increasing franchise value through acquiring core deposits and considers the Bank's deposit base to be generally stable and not subject to significant volatility.

           The Bank uses several modeling techniques to measure interest rate risk. Its primary method is the simulation of net interest income under varying interest rate scenarios. Management believes this methodology is preferable in that it takes into account the pricing strategies management would undertake in response to rate changes,

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2001
--------------------------------------------------------------------------------

       whereas other methods such as interest rate shock analysis do not take these into consideration.

           Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as the Bank's simulation model. The Bank's balance sheet remains asset-sensitive over the short term (approximately one year), and then shifts to liability-sensitive in future periods. The result of this is that in the near term, more assets than liabilities are subject to immediate repricing as market rates change. Because most of the Bank's securities portfolio, all overnight investments and approximately one-third of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank's loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income than in a flat rate scenario. The opposite would be expected during periods of declining rates.

           While the Bank's balance sheet has grown substantially over the first three months of 2001, the mix of its rate-sensitive assets and liabilities has not changed sufficiently to result in a material change in its interest rate sensitivity since reported at December 31, 2000.

           At March 31, 2001, the Bank's equity was sufficient to classify it as well capitalized as defined by federal banking regulations. To allow for continued asset growth and to increase the adequacy of the Company's overall capital ratios, however, management expects to acquire additional capital during the second or third quarter of 2001. It is anticipated that the Company will issue long term debt which will qualify as regulatory equity at this time. It is also expected that the Company will require an additional equity infusion within the next twelve months either through another secondary stock issuance or through the acquisition of another institution. This capital may take the form of debt as well as equity.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2001
--------------------------------------------------------------------------------

       Results of Operations for the Three Months Ended March 31, 2001 Compared with the Same Period in 2000

           During the three month period ended March 31, 2001, net interest income increased $1.2 million, or 99.51%, from the same period one year ago. This increase is primarily attributable to the continued growth and increased volume of the Bank's balance sheet discussed above. Strong loan production during the quarter fueled the increase in interest income resulting in a rise in interest on loans of $3.0 million or 134.77%. The substantial increase in loan volume necessitated payment of relatively high rates on certificates of deposit to fund this growth. Even though market interest rates declined during the first quarter of 2001, the significant growth in deposit liabilities resulted in an increase in interest expense on deposits of $1.9 million or 132.72%. The result of these changes was that the Bank's margins declined slightly during the first quarter of 2001.

           Interest on securities and overnight investments increased $259.5 thousand, or 89.95%, due to higher average volumes invested during the quarter of 2001 as compared with the same period in 2000. Interest expense on other borrowed funds increased substantially as a result of increased federal funds purchased balances during the quarter. The increase in the amount of interest expense associated with these liabilities was $30.2 thousand or 129.37%.

           Management determines the allowance for loan losses based on a number of factors including reviewing and evaluating the Company's loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.

           Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three month period ended March 31, 2001, management determined that a charge to operations of $627 thousand was sufficient to bring the allowance for loan losses to a balance considered to be adequate to absorb estimated potential losses in the portfolio. This represents an increase of $237 thousand or 60.77% as compared to the provision of $390 thousand recorded in the first quarter of 2000. At March 31, 2001 the loan loss reserve was 1.48% of outstanding loans. Excluding

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2001
--------------------------------------------------------------------------------

       government guaranteed, sold and cash collateralized loans, the allowance for loan losses was approximately 1.55% of total loans.

           At March 31, 2001, the Bank had $279.5 thousand in loans that were considered to be impaired under SFAS No. 114. All of these credits were on a non-accruing basis.

           For the quarter ended March 31, 2001, non-interest income totaled $367.1 thousand, down slightly from $368.46 thousand recorded during the same period in 2000. However, a gain on the sale of a loan during the first quarter of 2000 accounted for $151.0 thousand of non-interest income during that period. As compared with the first quarter of 2000, service charges on deposit accounts, mortgage origination income and other fees recorded increases of $52.5 thousand or 54.48%, $37.1 thousand or 39.55% and $60.1 thousand or 220.67%, respectively during the first three months of 2001. The increase in service charges on deposit accounts was primarily a result of increases in the volume of accounts on which various charges are collected. Mortgage origination income increased as a result of declining interest rates and an increase in mortgage refinances. The recorded increase in other fees was primarily a result of increases in premiums on loan related insurance products sold during the period.

           First quarter 2001 non-interest expenses totaled $1.5 million, up $627.7 thousand or 72.79%, from $862.4 thousand in the same quarter of 2000. The most significant portion of this increase related to personnel costs which increased $294.6 thousand or 62.94% resulting from staffing increases required as the Bank has expanded its branch network and built infrastructure to support this growth. Occupancy expenses also increased substantially as a result of continued growth increasing $114.2 thousand or 82.11%. Other non-interest expenses totaled $474.1 thousand during the first quarter of 2001, up $218.9 thousand, or 85.79%, from $255.2 thousand in the same quarter one year ago. The most significant item contributing to this increase was an increase of $48.0 thousand in data processing costs and data telecom fees associated with the Bank's core data processing and its internal telecommunications network.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         At the date of this filing, the registrant was a party to no legal proceedings and management was unaware of any pending matters for which litigation was considered likely.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibits.
         None.
         Reports on 8-K.
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MountainBank Financial Corporation




Date:  May 10, 2001                         /s/  J.W. Davis
                                            ------------------------------------
                                            J. W. Davis
                                            President & Chief Executive Officer
                                            (Duly Authorized Officer)


Date:  May 10, 2001                         /s/  Greg Gibson
                                            ------------------------------------
                                            Gregory L. Gibson
                                            Principal Accounting Officer