Form 10QSB
period 2001-06-30
MOUNTAINBANK FINANCIAL CORP
filed 2001-08-14
CIK 1135253

                      SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON DC

                                  Form 10-QSB


         (Mark One)
         [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 2001

                                       Or

         [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
               For the transition period from         to
                                             ---------


                       MountainBank Financial Corporation
           ----------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


          North Carolina                               56-2237240
     ------------------------              -----------------------------------
     (State of Incorporation)              (I.R.S. Employer Identification No.)


                    201 Wren Dr., Hendersonville, N.C. 28792
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (828) 697-0030
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At August 2, 2001, the Company had 1,873,461 shares outstanding of its $4 par common stock.

         Transitional Small Business Disclosure Format (check one):
                                Yes [ ] No [X]

                                  MountainBank
                                   Form 10-QSB
                                Table of Contents
--------------------------------------------------------------------------------

         PART I.     FINANCIAL INFORMATION

         Item 1.     FINANCIAL INFORMATION

         The financial statements of MountainBank Financial Corporation are set forth as follows.

         Balance Sheets at June 30, 2001 and December 31, 2000.............   3

         Statement of Operations for the Three and Six Months Ended
         June 30, 2001 and 2000............................................   4

         Statement of Cash Flows for the Six Months Ended June 30,
         2001 and 2000.....................................................   5

         Statement of Changes in Shareholders' Equity through June 30,
         2001 and 2000.....................................................   6

         Notes to Financial Statements.....................................   7

         Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS................   9

         PART II.    OTHER INFORMATION

         Item 1.     Legal Proceedings.....................................  15

         Item 2.     Changes in Securities.................................  15

         Item 3.     Defaults Upon Senior Securities.......................  15

         Item 4.     Submission of Matters to a Vote of Security Holders...  15

         Item 5.     Other Information.....................................  15

         Item 6.     Exhibits and Reports on Form 8-K......................  15

         Signatures........................................................  16


MountainBank Financial Corporation
Balance Sheets
At June 30, 2001 and December 31, 2000
-----------------------------------------------------------------------------------------------

                                                               June 30, 2001  December 31, 2000
                                                              --------------  -----------------
Assets
Cash and due from banks                                       $    6,151,127     $    7,797,745
Interest bearing deposits with banks                              22,199,695          3,667,612
Federal funds sold                                                10,039,000          9,220,000
Investment securities available for sale                          43,434,794         35,415,821
Restricted equity securities                                       1,421,200            453,300
Loans, net of allowance for loan losses of $4,424,528 at
     June 30, 2001 and $3,006,842 at December 31, 2000           315,714,002        197,372,973
Property and equipment, net                                        2,831,096          2,322,157
Accrued income                                                     2,513,827          2,007,804
Other assets                                                       1,393,476            851,608
                                                              --------------     --------------
        Total assets                                          $  405,698,217     $  259,109,020
                                                              ==============     ==============

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits                                  $   25,351,163     $   15,531,055
Interest-bearing deposits                                        320,380,568        217,807,421
                                                              --------------     --------------
     Total deposits                                              345,731,731        233,338,476

Federal funds purchased and
     Securities sold under agreements to repurchase                3,603,485          3,145,147
FHLB advance                                                      25,000,000                  0
Note payable                                                       5,000,000                 --
Obligations under capital lease                                      747,986            759,804
Accrued interest payable                                           5,479,949          2,840,440
Other liabilities                                                  1,073,179            814,734
                                                              --------------     --------------
        Total liabilities                                        386,636,330        240,898,601
                                                              --------------     --------------

Commitments and contingencies

Stockholders' equity
Common stock, $4 par value; 10,000,000 shares
     authorized; 1,871,938 and 1,873,461 shares issued and
     outstanding at December 31, 2000 and June 30, 2001            7,493,844          7,487,752
Surplus                                                            9,404,066          9,400,906
Retained earnings (deficit)                                        1,979,441          1,182,510
Unrealized appreciation on investment securities
     available for sale                                              184,536            139,251
                                                              --------------     --------------
        Total stockholders' equity                                19,061,887         18,210,419
                                                              --------------     --------------
        Total liabilities and stock holders' equity           $  405,698,217     $  259,109,020
                                                              ==============     ==============


MountainBank Financial Corporation
Statement of Operations
For the Six and Three Months Ended June 30, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended June 30,  Six Months Ended June 30,
                                                             ---------------------------  -------------------------
                                                                  2001          2000          2001          2000
                                                             ------------   ------------  -----------   -----------
Interest income
    Deposits with banks                                       $    95,111   $   178,927   $   146,905   $   339,169
    Federal funds sold                                             97,909        63,249       189,403       115,387
    Investment securities, taxable                                514,040       376,406     1,062,026       664,892
    Loans and fees on loans                                     6,418,697     2,886,171    11,671,352     5,123,497
                                                              -----------   -----------   -----------   -----------
        Total interest income                                   7,125,757     3,504,753    13,069,686     6,242,945
                                                              -----------   -----------   -----------   -----------

Interest expense
    Deposits                                                    3,794,146     1,871,445     7,205,011     3,337,074
    Federal funds purchased and securities sold under
        agreements to repurchase                                   55,814        33,523       109,328        56,854
    Other borrowed funds                                          332,403        21,032       346,612        34,576
                                                              -----------   -----------   -----------   -----------
        Total interest expense                                  4,182,363     1,926,000     7,660,951     3,428,504
                                                              -----------   -----------   -----------   -----------
        Net interest income                                     2,943,394     1,578,753     5,408,735     2,814,441
Provision for loan losses                                         865,000       395,000     1,492,000       785,000
                                                              -----------   -----------   -----------   -----------
        Net interest income after provision for loan losses     2,078,394     1,183,753     3,916,735     2,029,441
                                                              -----------   -----------   -----------   -----------

Noninterest income
    Service charges on deposit accounts                           202,590       112,725       351,475       209,106
    Mortgage origination income                                   189,506       102,984       320,351       196,747
    Gain on sale of loan                                                0             0             0       150,977
    Other service charges and fees                                110,984        57,762       198,338        85,003
                                                              -----------   -----------   -----------   -----------
    Other income                                                  503,080       273,471       870,164       641,833
                                                              -----------   -----------   -----------   -----------

Noninterest expense
    Salaries and employee benefits                              1,097,811       567,723     1,860,573     1,035,841
    Occupancy expense                                             297,299       161,139       550,548       300,202
    Other expense                                                 684,748       344,579     1,158,847       599,759
                                                              -----------   -----------   -----------   -----------
        Total noninterest expense                               2,079,858     1,073,441     3,569,968     1,935,802
                                                              -----------   -----------   -----------   -----------
        Income before income taxes                                501,616       383,783     1,216,931       735,472
           Income tax expense                                     210,000       107,940       420,000       220,538
                                                              -----------   -----------   -----------   -----------
              Net income                                      $   291,616   $   275,843   $   796,931   $   514,934
                                                              ===========   ===========   ===========   ===========


Basic earnings per share                                      $      0.16   $      0.17   $      0.43   $      0.34
                                                              ===========   ===========   ===========   ===========
Diluted earnings per share                                    $      0.14   $      0.16   $      0.39   $      0.31
                                                              ===========   ===========   ===========   ===========
Weighted average shares outstanding                             1,873,461     1,607,509     1,873,461     1,524,970
                                                              ===========   ===========   ===========   ===========

MountainBank Financial Corporation
Statements of Cash Flows
For the Six and Three Months Ended June 30, 2001 and 2000
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities                                   June 30, 2001    June 30, 2000
                                                                       -------------    -------------
     Net income (loss)                                                 $     796,931    $     514,934
     Adjustments to reconcile net income (loss)
         to net cash provided by operations:
              Depreciation and amoritization                                 225,844          132,605
              Provision for loan losses                                    1,492,000          785,000
              Deferred income taxes                                               --               --
              Accretion of discount on securities, net of
                  amortization of premiums                                       (39)          (4,509)
     Changes in assets and liabilities:
         Accrued income                                                     (506,023)        (298,620)
         Other real estate owned                                                  --               --
         Other assets                                                       (541,868)        (339,522)
         Accrued interest payable                                          2,639,509          523,649
         Other liabilities                                                   258,445          148,670
                                                                       -------------    -------------
                   Net cash provided (used) by operating activities        4,364,799        1,462,207
                                                                       -------------    -------------

Cash flows from investing activities
     Net (increase) decrease in federal funds sold                          (819,000)       1,570,000
     Net (increase) decrease in interest-bearing deposits with banks     (18,532,083)        (236,237)
     Purchases of investment securities                                  (17,316,055)     (12,197,415)
     Maturities of investment securities                                   8,374,506        1,160,618
     Net increase in loans                                              (119,833,029)     (43,469,503)
     Purchases of property and equipment                                    (734,783)        (306,752)
                                                                       -------------    -------------
                   Net cash used in investing activities                (148,860,444)     (53,479,289)
                                                                       -------------    -------------

Cash flows from financing activities
     Net increase in noninterest-bearing deposits                          9,820,108        1,932,630
     Net increase in interest-bearing deposits                           102,573,147       41,785,288
     Net increase in Federal funds purchased securities sold under
         agreements to repurchase                                            458,338        5,344,451
     Net increase in notes payable                                         5,000,000               --
     Increase in FHLB advances                                            25,000,000               --
     Repayment of obligations under capital lease                            (11,818)          (9,225)
     Proceeds from the exercise of stock options                               9,252               --
     Proceeds from the issuance of common stock, net                              --        4,648,800
                                                                       -------------    -------------
                   Net cash provided by financing activities             142,849,027       53,701,944
                                                                       -------------    -------------
                   Net increase in cash and cash equivalents              (1,646,618)       1,684,862
Cash and cash equivalents, beginning                                       7,797,745        4,298,207
                                                                       -------------    -------------
Cash and cash equivalents, ending                                      $   6,151,127    $   5,983,069
                                                                       =============    =============

Supplemental disclosures of cash flow information
     Interest paid                                                     $   5,021,442    $   2,904,855
                                                                       =============    =============
     Income taxes paid                                                 $     420,000    $     220,538
                                                                       =============    =============

MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity
For the Six and Three Months Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated
                                          Common Stock                                            Other
                                   ---------------------------                    Retained     Comprehensive
                                      Shares         Amount        Surplus        Earnings        Income         Total
                                   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1999            1,442,433   $  5,769,730   $  4,385,302   $    126,541   $    (59,081)  $ 10,222,492
Comprehensive income
Net Income                                                                           514,934                       514,934
Net change in unrealized
   appreciation on investment
   securities available for sale                                                                     91,892         91,892
                                                                                                              ------------
Total comprehensive income                                                                                         606,826

Shares issued pursuant to
   secondary stock offering             292,493      1,169,975      3,478,825                                    4,648,800
                                   ---------------------------------------------------------------------------------------
Balance June 30, 2000                 1,734,926   $  6,939,705   $  7,864,127   $    641,475   $     32,811   $ 15,478,118
                                   =======================================================================================



Balance, December 31, 2000            1,871,938   $  7,487,752   $  9,400,906   $  1,182,510   $    139,251   $ 18,210,419
Comprehensive income                                                                                                    --
Net Income                                                                           796,931                       796,931
Net change in unrealized
   appreciation on investment
   securities available for sale                                                                     45,285         45,285
                                                                                                              ------------
Total comprehensive income                                                                                         842,216

Shares issued pursuant to
   secondary stock offering
   and Employee and Director
   stock option plans                     1,523          6,092          3,160                                        9,252
                                   ---------------------------------------------------------------------------------------
Balance June 30, 2001                 1,873,461   $  7,493,844   $  9,404,066   $  1,979,441   $    184,536   $ 19,061,887
                                   =======================================================================================

MountainBank
Notes to Financial Statements
June 30, 2001
--------------------------------------------------------------------------------

Note 1.    Organization and Summary of Significant Accounting Policies

Organization:
           MountainBank Financial Corporation (the "Company") is a single bank holding company incorporated on January 10, 2001 by the Board of Directors of MountainBank (the "Bank"). Prior to its acquisition of the Bank, the Company conducted no business or operations other than those activities related to the acquisition. On March 30, 2001, the Company acquired the Bank under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated January 11, 2001 (the "Agreement").

           MountainBank, the Company's wholly owned bank subsidiary, is a state chartered, full service commercial banking institution, insured by the FDIC and incorporated under the laws of North Carolina. The Bank currently operates nine full service banking offices, one loan production office and an administration center. The Bank's full service offices are located in Hendersonville, N.C. (2), Columbus, N.C., Fletcher, N.C., Asheville, N.C., Lake Lure, N.C., Forest City, N.C., Marion, N.C. and Waynesville, N.C. The Bank has received approval from regulators to open an additional branch office in Morganton, N.C. and expects to open this office by year end 2001. The Bank is subject to regulation by the FDIC and the North Carolina State Banking Commission.

Basis of Presentation:

           The financial statements as of June 30, 2001 and for the periods ended June 30, 2001 and 2000, have been prepared by MountainBank Financial Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included its Annual Report on Form 10KSB for the fiscal year ended December 31, 2000.

           Statements in this report as to the Company's projections for expansion, capital expenditures, earnings and other such issues as well as for future financial or economic performance of the Company are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially

MountainBank
Notes to Financial Statements
June 30, 2001
--------------------------------------------------------------------------------

     from those projected, estimated, assumed or anticipated in any such forward looking statements include changes in general economic conditions in the Company's markets, loan losses, including loan losses resulting from adverse economic conditions, increased competition, any loss of the Company's key management personnel, changes in governmental regulations and other factors.

           The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The accounting policies followed are set forth in Note 1 to the Company's 2000 Financial Statements incorporated in the Company's 2000 Form 10KSB.

Commitments and Other Contingencies:

           In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2001 was $58.0 million.

Properties and Equipment:

           Bank properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

MountainBank
Management Discussion and Analysis
June 30, 2001
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The Company currently conducts all business through its wholly owned subsidiary, MountainBank. The Bank conducts its business through nine full service branch offices in Henderson, Polk, Buncombe, Rutherford, McDowell, and Haywood counties in western North Carolina. Additionally, the Bank opened a loan production office in Morganton, North Carolina during the first quarter of 2001, and will complete the acquisition of a full-service mortgage center located in Greenwood, South Carolina during the third quarter of 2001. The following discussion and analysis is provided to address information about the financial condition and results of operations of the Company and the Bank which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

     Changes in Financial Condition June 30, 2001 Compared with December 31,
     2000

           The Company continued to experience very rapid growth during the first six months of 2001. During that period, total assets increased $146.6 million, or 56.57%, while earning assets increased $148.1 million, or 59.44%, over the same six month period. Loans, the Company's largest earning asset, increased $119.8 million, or 59.77%, during the period, primarily as a result of the continuing penetration of the Bank in its current geographic markets and the opening of new offices. Short-term interest bearing accounts increased substantially at June 30, 2001 principally as a result of a certificate of deposit campaign conducted via the Bank's Internet banking site. This liquidity was acquired to fund lending efforts over the next several months. These deposits, totaling approximately $51 million, were acquired at costs lower than those of CDs generated through the Bank's retail distribution channel at the time of the campaign and represent an initial step in broadening the Company's wholesale funding sources. While management does not anticipate significant ongoing Internet campaigns, deposit acquisition via the Internet has been incorporated into the Bank's funding and liquidity plans and is expected to be utilized periodically. The Bank's securities portfolio increased $4.1 million or 11.39% during the period as some additional funding was used to acquire pledgeable assets. During the second quarter, the Company invested in guaranteed insurance contracts bearing interest rates above those available in the government guaranteed bond market. These contracts are variable rate in nature.

           Deposits increased $112.4 million, or 48.17%, from December 31, 2000 to June 30, 2001, with non-interest bearing demand deposits increasing $9.8 million, or 63.22%, over the same six month period. Interest bearing deposits, primarily certificates of

MountainBank
Management Discussion and Analysis
June 30, 2001
--------------------------------------------------------------------------------

     deposit, increased $102.6 million, or 47.09%. A sizeable portion of this increase resulted from the aforementioned Internet CD campaign conducted during the second quarter. At June 30, 2001, the Bank's loan to deposit ratio was 92.60% as compared to 85.88% at December 31, 2000.

           During the first six months of the year, new liabilities were added to the Company's balance sheet. A $25 million advance from the Federal Home Loan Bank of Atlanta was entered into during the second quarter. This ten year wholesale funding arrangement bears a fixed cost of 4.53% but may be repriced to a floating rate of LIBOR flat if three month LIBOR exceeds 7% at any quarter end following the first anniversary of the inception of this advance. Management believes that the diversification of funding sources is crucial in managing funding costs as deposits become more commoditized. It is anticipated that wholesale funding strategies such as FHLB borrowings and the use of the Internet will continue to play a role in the Company's funding plan by supplementing funding acquired via tradition retail channels. The note payable of $5.0 million reported on the June 30, 2001 balance sheet represents a mezzanine borrowing from a correspondent bank. This borrowing was used primarily by the parent company to purchase additional stock from the bank thereby enhancing the Bank's capital ratios. It is expected that this borrowing will be liquidated in the second half of 2001 through the acquisition of additional common stock and Trust Preferred debt. During the first six months of 2001, common stock outstanding increased 1,523 shares, or .10% as a result of stock option exercises.


     Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

           The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the Federal funds rate over time. At June 30, 2001, management considered the Company's liquidity position to be adequate to meet expected liquidity demands.

           Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. The Bank's aggressive plans for growth necessitate relatively aggressive pricing policies for both assets and liabilities. Thus, managing interest rate risk, interest margins and the overall leverage of the Company's balance sheet becomes increasingly important as growth and

MountainBank
Management Discussion and Analysis
June 30, 2001
--------------------------------------------------------------------------------

     expansion into other markets continues. Management considers the Company's deposit base to be generally stable and not overly vulnerable to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time balancing growth and earnings capacity as well as maximizing shareholder value. During the first half of 2001, the velocity of the Company's loan production accelerated thus requiring modifications to the Company's liquidity plan. As discussed above, new sources of funding have been added which are expected to both provide supplemental funding to support ongoing loan production and assist in the overall management of funding costs. It is management's opinion that the addition of these funding sources has strengthened the Company's liquidity management process.

           The Bank uses several modeling techniques to measure interest rate risk. Its primary method is the simulation of net interest income under varying interest rate scenarios. Management believes this methodology is preferable in that it takes into account the pricing strategies management would undertake in response to rate changes, whereas other methods such as interest rate shock analysis do not take these into consideration.

           Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as precise as the Bank's simulation model. The Bank's balance sheet is asset-sensitive over the short term (approximately one year), and then shifts to liability-sensitive in future periods. The result of this is that in the near term, more assets than liabilities are subject to immediate repricing as market rates change. Because most of the Bank's securities portfolio, all overnight investments and approximately one-third of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank's loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income than in a flat rate scenario. The opposite would be expected during periods of declining rates.

           While the Bank's balance sheet has grown substantially over the first six months of 2001, the mix of its rate-sensitive assets and liabilities has not changed sufficiently to result in a material change in its interest rate sensitivity since reported at December 31, 2000.

MountainBank
Management Discussion and Analysis
June 30, 2001
--------------------------------------------------------------------------------

           At June 30, 2001, the Bank's equity to assets ratio stood at 6.18%. As a result of the rapid growth experienced during the first six months of 2001, the Company's capital ratios have declined. In response, management and the Board of Directors have adopted a capital plan which, when executed during the second half of 2001, is expected to generate additional Tier I capital of between $19 million to $22 million, effectively doubling the Company's core capital. Management expects this capital to be sufficient to support anticipated near-term growth.


     Results of Operations for the Three and Six Month Periods Ended June 30, 2001 Compared with the Same Periods in 2000

           During the three month period ended June 30, 2001, net interest income increased $1.4 million, or 86.44%, from the same period last year. The increase is primarily attributable to the overall growth and increased volume of the Bank's balance sheet and the continuing strong loan demand experienced in the Bank's primary lending markets. During the period, average gross loans increased $155.8 million, or 127.90%, resulting in an increase of $3.5 million or 122.39% in interest earned on loans.

           Interest on securities and overnight investments increased $172 thousand, or 39.19%, due to higher average volumes invested during the quarter. Average securities and overnight investments were $51.8 million compared to $39.4 million during 2000, an increase of $12.4 million or 31.39%. Interest expense increased $2.3 million, or 117.15%, primarily due to the overall increase in volume of deposits. Interest-bearing deposits averaged $260.3 million compared to $137.7 million last year, an increase of $122.6 million, or 89.05%.

           During the first six months of 2001, net interest income increased substantially to $5.4 million from $2.8 million, representing a change of $2.6 million or 92.18%. Again, this increase resulted primarily from continued growth, particularly with regard to the Company's loan portfolio which averaged $249.5 million compared to $111.00 million last year, an increase of $138.5 million, or 124.83%. Interest on securities and overnight investments increased $471 thousand, or 60.38%, due to significantly higher average volumes invested during the period. Average securities and overnight investments were $47.8 million compared to $36.4 million last year, an increase of $11.4, or 31.27%.

           Interest expense increased $4.2 million or 123.45%, again, primarily due to growth in the Bank's balance sheet. Additionally, during the first six months of the year,

MountainBank
Management Discussion and Analysis
June 30, 2001
--------------------------------------------------------------------------------

     the Bank has experienced some migration of deposits from money market accounts to certificates of deposits and the difference in rate between these two products has become more pronounced. Interest-bearing deposits averaged $244.0 million compared to $127.2 million last year, an increase of $116.8 million, or 91.82%.

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

           Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. During the three and six month periods ended June 30, 2001, management determined a charge to operations of $865 thousand and $1.5 million, respectively, was sufficient to bring the loan loss reserve to a balance considered to be adequate to absorb estimated potential losses in the portfolio. At June 30, 2001 the loan loss reserve was 1.38% of loans outstanding. Excluding government guaranteed, sold and cash collateralized loans, the allowance for loan losses was 1.42%.

           At June 30, 2001 and 2000, the Bank had $348.5 thousand and $87.3 thousand, respectively, in loans that were considered to be impaired under SFAS No. 114. All of these credits were on a non-accruing basis.

           For the quarter ended June 30, 2001, noninterest income totaled $503.1 thousand, up $229.6 thousand, or 83.95%, from $273.5 thousand earned in the same period of 2000. Fees on deposit accounts increased $89.9 thousand or 79.72% during the second quarter as compared with the second quarter of 2000. Origination fees generated from the origination and sale of mortgage loans increased $86.5 thousand. Fees from other services increased $53.2 thousand or 92.14% in the second quarter of 2001 in comparison to the same period in 2000. This increase resulted primarily from increased sales of commissioned insurance products.

MountainBank
Management Discussion and Analysis
June 30, 2001
--------------------------------------------------------------------------------

           Second quarter 2001 noninterest expenses totaled $2.1 million, up $1.0 million or 93.76%, from $1.1 million in the same quarter of 2000. Personnel costs increased $530.1 thousand or 93.4% resulting from staffing increases required as the Bank has opened new offices and grown its infrastructure to support its retail banking network. Other non-interest expenses totaled $684.7 thousand during the second quarter of 2001, up $340.1 thousand, or 98.69%, from $344.6 thousand in the same quarter a year ago. Of the $340.1 thousand increase, $74.3 thousand was attributed to increases in data processing and data telecom fees. Additionally, printing and supplies expense recorded a $79.7 thousand increase during the period.

           For the six months ended June 30, 2001, noninterest income totaled $870.2 thousand, up $228.3 thousand, or 35.57%, from $641.8 thousand earned in the first six months of 2000. During the period, service charges on deposit accounts increased $142.4 thousand, or 68.08% while fees on mortgage originations increased from $196.7 thousand to $320.3 thousand, an increase of $123.6 thousand, or 62.82%.

           Total noninterest expenses were $3.6 million during the first six months of 2001, representing an increase of $1.6 million, or 84.42%, from $1.9 million in the same period of 2000. As was the case for the second quarter, year-to-date increases in the various overhead captions were principally impacted by the continuing growth of the Bank and the building of infrastructure to support ongoing expansion. For the period, personnel expense totaled $1.9 million, up $824.7 thousand, or 79.62%, from $1.0 million in the same period of 2000. Year-to-date occupancy expense increased $250.3 thousand, or 83.39%. Other non-interest expense totaled $1.2 million for the six months ended June 30, 2001, up $559.1 thousand, or 93.22%, from $599.8 thousand in the same period of 2000. Of the $559.1 thousand increase in other non-interest expenses, $160.8 thousand related to increases in data processing and data telecom fees and $73.2 thousand related to printing and supplies.

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

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           The following is the result of voting on proposals presented at the Bank's Annual Shareholders' Meeting held May 21, 2001, at which 1,873,461 shares were entitled to vote.

           Proposal 1 - Election of three directors of the Company for three years or until their successors are duly elected and qualified.
                           All directors were elected with at least 975,952 shares voted in favor.

           Proposal 2 - Ratification of Appointment of Independent Accountants:
                        Proposal to ratify the appointment of Larrowe & Company, PLLC as the Bank's independent public accountants for 2001.
                           For - 972,783;  Against - 0;  Abstain - 3,984

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           Exhibits.
           None.
           Reports on 8-K.
                  Form 8-K12G3; Dated March 30, 2001; filed April 13, 2001; Disclosing Finalization of the Formation of MountainBank Financial Corporation and the Acquisition of MountainBank.

                  Form 8-K12G3/A; Dated March 30, 2001; filed May 7, 2001; Amendment to Form 8-K12G3 Filed April 13, 2001 Disclosing Finalization of the Formation of MountainBank Financial Corporation and the Acquisition of MountainBank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MountainBank Financial Corporation





Date:  August 8, 2001                        /s/ J.W. DAVIS
                                             -----------------------------------
                                             J. W. Davis
                                             President & Chief Executive Officer
                                             (Duly Authorized Officer)


Date:  August 8, 2001                        /s/ GREGORY L. GIBSON
                                             -----------------------------------
                                             Gregory L. Gibson
                                             Principal Accounting Officer