Form 10QSB
period 2001-09-30
MOUNTAINBANK FINANCIAL CORP
filed 2001-11-14
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                   Form 10-QSB

 (Mark One)
 [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the quarterly period ended September 30, 2001

                                       Or

 [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      For the transition period from ________ to ______

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

Yes  X   No __
    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At November 2, 2001, the Company had 1,906,075 shares outstanding of its $4 par common stock.

     Transitional Small Business Disclosure Format (check one): Yes ____ No X
                                                                           ---

                       MountainBank Financial Corporation

                                   Form 10-QSB

                                Table of Contents
--------------------------------------------------------------------------------

         PART I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL INFORMATION

         The financial statements of MountainBank Financial Corporation are set forth as follows.

        Balance Sheets at September 30, 2001 and December 31, 2000...............................    3

        Statement of Operations for the Three and Nine Months Ended September 30, 2001 and 2000..    4

        Statement of Changes in Shareholders' Equity through September 30, 2001 and 2000.........    5

        Statement of Cash Flows for the Nine Months Ended September 30, 2001 and 2000............    6

        Notes to Financial Statements............................................................    7

        Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS..........................................    9

        PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings.............................................................    15

        Item 2.   Changes in Securities.........................................................    15

        Item 3.   Defaults Upon Senior Securities...............................................    15

        Item 4.   Submission of Matters to a Vote of Security Holders...........................    15

        Item 5.   Other Information.............................................................    16

        Item 6.   Exhibits and Reports on Form 8-K..............................................    16

        Signatures...............................................................................   18

MountainBank Financial Corporation
Balance Sheets
At September 30, 2001 and December 31, 2000
--------------------------------------------------------------------------------

                                                                  September 30, 2001    December 31, 2000
                                                                  ------------------    -----------------
                                                                    (Unaudited}
Assets
Cash and due from banks                                           $       11,219,973    $       7,797,745
Interest bearing deposits with banks                                         177,138            3,667,612
Federal funds sold                                                         7,530,000            9,220,000
Investment securities available for sale                                  38,614,259           35,415,821
Restricted equity securities                                               1,421,200              453,300
Loans, net of allowance for loan losses of $5,045,719 at
  September 30, 2001 and $3,006,842 at December 31, 2000                 360,031,766          197,372,973
Property and equipment, net                                                3,018,387            2,322,157
Accrued income                                                             2,949,316            2,007,804
Other assets                                                               1,502,522              851,608
                                                                  ------------------    -----------------
       Total assets                                               $      426,464,561    $     259,109,020
                                                                  ==================    =================

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits                                      $       25,278,070    $      15,531,055
Interest-bearing deposits                                                338,698,791          217,807,421
                                                                  ------------------    -----------------
    Total deposits                                                       363,976,861          233,338,476

Federal funds purchased and
    Securities sold under agreements to repurchase                         4,106,315            3,145,147
FHLB Advance                                                              25,000,000                    -
Note payable                                                               6,500,000                    -
Obligations under capital lease                                              741,797              759,804
Accrued interest payable                                                   4,596,768            2,840,440
Other liabilities                                                          1,460,742              814,734
                                                                  ------------------    -----------------
       Total liabilities                                                 406,382,483          240,898,601
                                                                  ------------------    -----------------

Commitments and contingencies

Stockholders' equity
Common stock, $4 par value; 10,000,000 shares
  authorized; 1,871,938 and 1,873,755  shares issued and
  outstanding at December 31, 2000 and September 30, 2001                  7,495,020            7,487,752
Surplus                                                                    9,402,890            9,400,906
Retained earnings (deficit)                                                3,069,242            1,182,510
Unrealized appreciation on investment securities
  available for sale                                                         114,926              139,251
                                                                  ------------------    -----------------
       Total stockholders' equity                                         20,082,078           18,210,419
                                                                  ------------------    -----------------
       Total liabilities and stock holders' equity                $      426,464,561    $     259,109,020
                                                                  ==================    =================

MountainBank Financial Corporation
Statement of Operations--Unaudited
For the Nine and Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                             --------------------------------    --------------------------------
                                                                    2001            2000               2001            2000
                                                                    ----            ----               ----            ----
Interest income
    Deposits with banks                                        $    78,030     $   106,362         $   224,935     $   445,531
    Federal funds sold                                              23,165          23,652             212,568         139,039
    Investment securities, taxable                                 597,498         531,638           1,659,524       1,196,530
    Loans and fees on loans                                      8,270,630       3,649,457          19,941,982       8,772,955
                                                               -----------     -----------         -----------     -----------
       Total interest income                                     8,969,323       4,311,109          22,039,009      10,554,055
                                                               -----------     -----------         -----------     -----------

Interest expense
    Deposits                                                     4,156,455       2,365,165          11,361,466       5,702,240
    Federal funds purchased and securities sold under
       agreements to repurchase                                     54,655          56,671             163,983         113,525
    Other borrowed funds                                           736,025          18,825           1,082,637          53,401
                                                               -----------     -----------         -----------     -----------
       Total interest expense                                    4,947,135       2,440,661          12,608,086       5,869,166
       Net interest income                                       4,022,188       1,870,448           9,430,923       4,684,889
Provision for loan losses                                          705,000         510,000           2,197,000       1,295,000
                                                               -----------     -----------         -----------     -----------
       Net interest income after provision for loan losses       3,317,188       1,360,448           7,233,923       3,389,889
                                                               -----------     -----------         -----------     -----------

Noninterest income
    Service charges on deposit accounts                            237,555         119,691             589,030         328,797
    Mortgage origination income                                    318,948          98,369             639,299         295,116
    Gain on sale of loan                                            64,703              --              64,703         150,977
    Other service charges and fees                                 162,127          76,606             360,465         161,610
                                                               -----------     -----------         -----------     -----------
    Other income                                                   783,333         294,666           1,653,497         936,500
                                                               -----------     -----------         -----------     -----------

Noninterest expense
    Salaries and employee benefits                               1,319,007         663,105           3,179,580       1,698,947
    Occupancy expense                                              325,794         178,390             876,342         478,593
    Other expense                                                  736,919         366,909           1,895,766         966,669
                                                               -----------     -----------         -----------     -----------
       Total noninterest expense                                 2,381,720       1,208,404           5,951,688       3,144,209
                                                               -----------     -----------         -----------     -----------
       Income before income taxes                                1,718,801         446,710           2,935,732       1,182,180
          Income tax expense                                       629,000         140,000           1,049,000         360,538
                                                               -----------     -----------         -----------     -----------
             Net income                                        $ 1,089,801     $   306,710         $ 1,886,732     $   821,642
                                                               ===========     ===========         ===========     ===========


Basic earnings per share                                       $      0.58     $      0.17         $      1.01     $      0.51
Diluted earnings per share                                     $      0.54     $      0.16         $      0.93     $      0.48
Weighted average shares outstanding                              1,873,632       1,787,436           1,873,167       1,613,098

MountainBank Financial Corporation
Statements of Cash Flows--Unaudited
For the Nine and Three Months Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

Cash flows from operating activities                                 September 30, 2001  September 30, 2000
                                                                     ------------------  ------------------
     Net income (loss)                                                 $   1,886,732       $     821,642
     Adjustments to reconcile net income (loss)
        to net cash provided by operations:
            Depreciation and amoritization                                   360,000             221,377
            Provision for loan losses                                      2,197,000           1,295,000
            Deferred income taxes                                                 --
            Accretion of discount on securities, net of
                amortization of premiums                                      (4,570)             51,290
     Changes in assets and liabilities:
        Accrued income                                                      (941,512)           (767,994)
        Other real estate owned                                                   --
        Other assets                                                        (650,914)           (225,183)
        Accrued interest payable                                           1,756,328             904,676
        Other liabilities                                                    646,008             335,998
                                                                       -------------       -------------
                 Net cash provided (used) by operating activities          5,249,072           2,636,806
                                                                       -------------       -------------

Cash flows from investing activities
     Net (increase) decrease in federal funds sold                         1,690,000           1,420,000
     Net (increase) decrease in interest-bearing deposits with banks       3,490,474           7,651,958
     Purchases of investment securities                                  (15,708,809)        (19,882,801)
     Maturities of investment securities                                  11,522,716           3,024,921
     Net increase in loans                                              (164,855,793)        (76,201,971)
     Purchases of property and equipment                                  (1,056,230)           (575,698)
                                                                       -------------       -------------
                 Net cash used in investing activities                  (164,917,642)        (84,563,591)
                                                                       -------------       -------------

Cash flows from financing activities
     Net increase in noninterest-bearing deposits                          9,747,015           6,095,613
     Net increase in interest-bearing deposits                           120,891,370          72,598,313
     Net increase in Federal funds purchased securities sold under
        agreements to repurchase                                             961,168           1,096,026
     Net increase in notes payable                                        31,500,000
     Repayment of obligations under capital lease                            (18,007)            (14,899)
     Proceeds from the exercise of stock options                               9,252               5,791
     Proceeds from the issuance of common stock, net                              --           6,732,968
                                                                       -------------       -------------
                 Net cash provided by financing activities               163,090,798          86,513,812
                                                                       -------------       -------------
                 Net increase in cash and cash equivalents                 3,422,228           4,587,027
Cash and cash equivalents, beginning                                       7,797,745           4,298,207
                                                                       -------------       -------------
Cash and cash equivalents, ending                                      $  11,219,973       $   8,885,234
                                                                       =============       =============

Supplemental disclosures of cash flow information
     Interest paid                                                     $  10,851,758       $   4,964,490
                                                                       =============       =============
     Income taxes paid                                                 $   1,049,000       $     360,538
                                                                       =============       =============

MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity--Unaudited
For the nine months ended September 30, 2000 and September 30, 2001
--------------------------------------------------------------------------------


                                                                                             Accumulated
                                           Common Stock                                         Other
                                           ------------                          Retained   Comprehensive
                                       Shares        Amount         Surplus      Earnings       Income          Total
                                       ------        ------         -------      --------       ------          -----
Balance, December 31, 1999           1,442,433    $ 5,769,730    $ 4,385,302   $   126,541   $   (59,081)   $ 10,222,492
Comprehensive income                                                                                                   -
Net Income                                                                         821,642                       821,642
Net change in unrealized
   appreciation on investment
   securities available for sale                                                                  39,454          39,454
                                                                                                            ------------
Total comprehensive income                                                                                       861,096

Shares issued pursuant to
   secondary stock offering            428,419      1,713,675      5,025,084                                   6,738,759
                                   -------------------------------------------------------------------------------------
Balance September 30, 2000           1,870,852    $ 7,483,405    $ 9,410,386   $   948,183   $   (19,627)   $ 17,822,347
                                   =====================================================================================



Balance, December 31, 2000           1,871,938    $ 7,487,752    $ 9,400,906   $ 1,182,510   $   139,251    $ 18,210,419
Comprehensive income                                                                                                   -
Net Income                                                                       1,886,732                     1,886,732
Net change in unrealized
   appreciation on investment
   securities available for sale                                                                 (24,325)        (24,325)
                                                                                                            ------------
Total comprehensive income                                                                                     1,862,407

Shares issued pursuant to
   secondary stock offering
   and Employee and Director
   stock option plans                    1,817          7,268          1,984                                       9,252
                                   -------------------------------------------------------------------------------------
Balance September 30, 2001           1,873,755    $ 7,495,020    $ 9,402,890   $ 3,069,242   $   114,926    $ 20,082,078
                                   =====================================================================================

MountainBank Financial Corporation
Notes to Financial Statements--Unaudited
September 30, 2001
--------------------------------------------------------------------------------

Note 1.     Organization and Summary of Significant Accounting Policies

Organization:

          MountainBank Financial Corporation (the "Company") is a single bank holding company incorporated on January 10, 2001 by the Board of Directors of MountainBank (the "Bank"). Prior to its acquisition of the Bank, the Company conducted no business or operations other than those activities related to the acquisition. On March 30, 2001, the Company acquired the Bank under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated January 11, 2001 (the "Agreement"). The Company is subject to regulation by the Federal Reserve.

          MountainBank, the Company's wholly owned bank subsidiary, is a state chartered, full service commercial banking institution, insured by the FDIC and incorporated under the laws of North Carolina. The Bank currently operates nine full service banking offices, one loan production office and an administration center. The Bank's full service offices are located in Hendersonville, N.C. (2), Columbus, N.C., Fletcher, N.C., Asheville, N.C., Lake Lure, N.C., Forest City, N.C., Marion, N.C. and Waynesville, N.C. The Bank has received approval from regulators to open an additional branch office in Morganton, N.C. and expects to open this office within the next two quarters. The Bank is subject to regulation by the FDIC and the North Carolina State Banking Commission.

Basis of Presentation:

          The financial statements as of September 30, 2001 and for the periods ended September 30, 2001 and 2000, have been prepared by MountainBank Financial Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in the interim financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2000, included its Annual Report on Form 10KSB for the fiscal year ended December 31, 2000.

          Statements in this report as to the Company's projections for expansion, capital expenditures, equity acquisition, earnings and other such issues as well as for future financial or economic performance of the Company are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provision of the Private

MountainBank Financial Corporation
Notes to Financial Statements--Unaudited
September 30, 2001
--------------------------------------------------------------------------------

     Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include changes in general economic conditions in the Company's markets, loan losses, including loan losses resulting from adverse economic conditions, increased competition, any loss of the Company's key management personnel, changes in governmental regulations and other factors.

          The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The accounting policies followed are set forth in Note 1 to the Company's 2000 Financial Statements incorporated in the Company's 2000 Form 10KSB.

Commitments and Other Contingencies:

          In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2001 was $64.2 million.

Properties and Equipment:

          Bank properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

MountainBank Financial Corporation
Management Discussion and Analysis
September 30, 2001
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The Company currently conducts all business through its wholly owned subsidiary, MountainBank. The Bank conducts its business through nine full service branch offices in Henderson, Polk, Buncombe, Rutherford, McDowell, and Haywood counties in western North Carolina. Additionally, the Bank opened a loan production office in Morganton, North Carolina during the first quarter of 2001, and will complete the acquisition of a full-service mortgage brokerage operation located in Greenwood, South Carolina during the fourth quarter of 2001. The following discussion and analysis is provided to address information about the financial condition and results of operations of the Company and the Bank, which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

     Changes in Financial Condition September 30, 2001 Compared with December 31, 2000

          The Company continued to experience significant growth during the third quarter of 2001, albeit slower than that experienced in the first two quarters of the year. During the first nine months of 2001, total assets increased $167.3 million, or 64.46%, while earning assets increased $163.7 million, or 65.70%, over the same period. Year to date, loans have increased $164.7 million, or 82.19% as the Company has continued penetrating its current geographic markets and has opened two full service offices and one loan production office during 2001. Short-term interest bearing accounts and Fed funds sold decreased at September 30, 2001 as the Company has continued to allocate the majority of available funding to its loan portfolio. At September 30, 2001 the Company's loan to deposit ratio was 100.30% and its loan to asset ratio was 85.65%. This compares with 85.81% and 77.33%, respectively at December 31, 2000. The Bank's securities portfolio increased $4.2 million or 11.62 % during the period as some additional funding was used to acquire pledgeable assets.

          Deposits increased $130.6 million, or 56.0 %, from December 31, 2000 to September 30, 2001, with non-interest bearing demand deposits increasing $9.7 million, or 62.76%, over the same nine month period. Interest bearing deposits, primarily certificates of deposit, increased $120.9 million, or 55.50%. Approximately $51 million of this increase in certificates of deposit resulted from the Bank's introductory Internet CD campaign conducted during the second quarter.

MountainBank Financial Corporation
Management Discussion and Analysis
September 30, 2001
--------------------------------------------------------------------------------

          During the first nine months of the year, new liabilities were added to the Company's balance sheet. A $25 million advance from the Federal Home Loan Bank of Atlanta was entered into during the second quarter and the Company acquired mezzanine debt financing from an upstream correspondent bank of $6.5 million, $1.5 million of which was acquired in the third quarter. This borrowing was used primarily by the parent company to purchase additional stock from the Bank, thereby enhancing the Bank's capital ratios. It is expected that this borrowing will be liquidated in the second half of 2001 through the acquisition of additional equity. During the first nine months of 2001, common stock outstanding increased 1,817 shares, or .10% as a result of exercises of stock options.

     Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

          The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the Federal funds rate over time. At September 30, 2001, management considered the Company's liquidity position to be adequate to meet expected liquidity demands.

          Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. The Bank's aggressive plans for growth necessitate relatively aggressive pricing policies for both assets and liabilities. Thus, managing interest rate risk, interest margins and the overall leverage of the Company's balance sheet becomes increasingly important as growth and expansion into other markets continues. Management considers the Company's deposit base to be generally stable and not overly vulnerable to volatility experienced in national financial markets in recent years; however, the Company does realize the importance of minimizing such volatility while at the same time balancing growth and earnings capacity as well as maximizing shareholder value. During the first nine months of 2001, the velocity of the Company's loan production accelerated thus requiring modifications to the Company's liquidity plan. As discussed above, new sources of funding have been added which are expected to provide supplemental funding to support ongoing loan production and assist in the overall management of funding costs. It is management's opinion that the addition of these funding sources has strengthened the Company's liquidity management process.

MountainBank Financial Corporation
Management Discussion and Analysis
September 30, 2001
--------------------------------------------------------------------------------

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

               While the Bank's balance sheet has grown substantially over the first nine months of 2001, the mix of its rate-sensitive assets and liabilities has not changed sufficiently to result in a material change in its interest rate sensitivity since reported at December 31, 2000.

               As a result of the rapid growth experienced during the first nine months of 2001, the Company's capital ratios have declined during the period. At September 30, 2001, the Company's equity to assets ratio was at 4.73%. Several initiatives have been undertaken by management and the Board of Directors to increase the Company's capital base. These include the acquisition of First Western Bank which was announced during the third quarter of 2001 and preparation for the issuance of a combination of Trust Preferred securities and Preferred Convertible equity. All of these initiatives are expected to be completed by the end of 2001 and are expected to significantly increase the Company's equity by that time. Management expects these initiatives to generate between $22 million to $26 million to additional Tier I capital which is expected to be sufficient to support anticipated near-term growth.

MountainBank Financial Corporation
Management Discussion and Analysis
September 30, 2001
--------------------------------------------------------------------------------

          Results of Operations for the Three and Nine Month Periods Ended September 30, 2001 Compared with the Same Periods in 2000

               During the three month period ended September 30, 2001, net interest income increased $2.2 million, or 115.04%, from the same period last year. The increase is primarily attributable to the overall growth and increased volume of the Bank's balance sheet and the continuing strong loan demand experienced in the Bank's primary lending markets. During the period, average gross loans increased $208.5 million, or 141.7%, resulting in an increase of $4.6 million or 126.63% in interest earned on loans.

               Interest on securities and overnight investments increased $65.3 thousand, or 1.77%, due to higher average volumes invested during the quarter. Average securities and overnight investments were $47.9 million compared to $33.8 million during 2000, an increase of $14.1 million or 41.5%. Interest expense increased $2.5 million, or 102.7%, primarily due to the overall increase in volume of deposits. Interest-bearing deposits averaged $330.9 million compared to $160.5 million last year, an increase of $170.4 million, or 106.17%.

               During the first nine months of 2001, net interest income increased substantially to $9.4 million from $4.7 million, representing a change of $4.7 million or 101.31%. Again, this increase resulted primarily from continued growth, particularly with regard to the Company's loan portfolio which averaged $285.6 million compared to $123.5 million last year, an increase of $162.2 million, or 131.32 %. Interest on securities and overnight investments increased $536 thousand, or 40.17%, due to higher average volumes invested during the period. Average securities and overnight investments were $45.1 million compared to $28.0 million last year, an increase of $17.1 million, or 61.07%.

               Interest expense increased $6.7 million or 114.82%, again, primarily due to overall growth of the Bank's balance sheet. Interest-bearing deposits averaged $273.3 million compared to $138.4 million last year, an increase of $134.9 million, or 97.48%.

               For the quarter ended September 30, 2001, non-interest income totaled $783.3 thousand, up $488.7 thousand, or 165.84%, from $294.7 thousand earned in the same period of 2000. Fees on deposit accounts increased $117.9 thousand or 98.47% during the third quarter as compared with the third quarter of 2000. Origination fees generated from the origination and sale of mortgage loans increased $220.6 thousand, or 224.24%. Falling mortgage rates during the first nine months of 2001 have resulted in a high volume of mortgage refinances which in turn were responsible for the majority of this increase. Fees from other services increased $85.6 thousand or 111.64% in the third

MountainBank Financial Corporation
Management Discussion and Analysis
September 30, 2001
--------------------------------------------------------------------------------

          quarter of 2001 in comparison to the same period in 2000. This increase resulted primarily from increased sales of commissioned insurance products.

               Third quarter 2001 non-interest expenses totaled $2.4 million, up $1.2 million or 97.10%, from $1.2 million in the same quarter of 2000. Personnel costs increased $655.9 thousand or 98.91% resulting from staffing increases required as the Bank has opened new offices and grown its infrastructure to support its retail banking network. Other non-interest expenses totaled $1.1 million during the third quarter of 2001, up $517.4 thousand, or 94.89%, from $545.3 thousand in the same quarter a year ago. Of the $517.4 thousand increase, $98.7 thousand was attributed to increases in data processing and data telecom fees. Printing and supplies expense recorded a $34 thousand increase during the period, and professional and consulting fees increased $52.6 thousand.

               For the nine months ended September 30, 2001, non-interest income totaled $1.7 million, up $717.0 thousand, or 76.56%, from $936.5 thousand earned in the first nine months of 2000. During the period, service charges on deposit accounts increased $260.2 thousand, or 79.15% while fees on mortgage originations increased from $295.1 thousand to $ 639.3 thousand, an increase of $344.2 thousand, or 116.63%.

               Total non-interest expenses were $6.0 million during the first nine months of 2001, representing an increase of $2.8 million, or 89.29%, from $3.1 million in the same period of 2000. Year-to-date increases in the various overhead captions were principally impacted by the continuing growth of the Bank and the building of infrastructure to support ongoing expansion. For the period, personnel expense totaled $3.2 million, up $1.5 million, or 87.15%, from $1.7 million in the same period of 2000. Year-to-date occupancy expense increased $397.7 thousand, or 83.11%. Other non-interest expense totaled $1.9 million for the nine months ended September 30, 2001, up $929.0 thousand, or 96.11%, from $966.7 thousand in the same period of 2000. Of the $929.0 thousand increase in other non-interest expenses, marketing increased $99.8 thousand, professional and consulting fees increased $127.3 thousand, $256.6 thousand related to increases in data processing and data telecom fees and $116.9 thousand related to printing and supplies.

          Provisions for Possible Loan Losses, Allowance for Loan Losses and Discussion of Asset Quality

               With the rapid growth of the Company, management is extremely focused on maintaining safe and sound lending practices and on protecting its asset quality to the

MountainBank Financial Corporation
Management Discussion and Analysis
Setember 30, 2001
--------------------------------------------------------------------------------

     fullest extent deemed practical. The adequacy of the allowance for loan losses is assessed at least quarterly and is evaluated based on a number of factors including identification of potential problem loans, credit concentrations, the volume of new loans, industry standards and other risk factors connected to the loan portfolio as well as current and projected economic conditions both locally and nationally. On an ongoing basis, management evaluates the relative quality of individual loans and assigns a corresponding loan grade. Periodically, loans are reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio. During the three and nine month periods ended September 30, 2001, management determined charges to operations of $705 thousand and $2.2 million, respectively, were sufficient to bring the allowance for loan losses to a balance considered to be adequate to absorb estimated potential losses in the portfolio. It should be noted that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The following table presents an analysis of changes in the allowance for loan losses for the third quarter of 2001 and for the fiscal year of 2001.

     Analysis of Allowance for Loan Losses
     -------------------------------------

                                                                Three Months Ended             Nine Months Ended
                                                                September 30, 2001            September 30, 2001
                                                             -------------------------     -----------------------
     Allowance for loan losses, beginning of period                        $4,424,528                   $3,006,842
                                                            --------------------------     ------------------------
     Net loan charge offs:
        Real estate                                                             3,463                        3,463
        Commercial and industrial                                               3,974                        8,507
        Credit cards and related plans                                              -                            -
        Consumer installment                                                   78,382                      152,291
                                                            --------------------------     ------------------------
             Total charge offs                                                 85,819                      164,261
                                                            --------------------------     ------------------------


        Recoveries of previously charged off loans
        Real estate                                                                 -                            -
        Commercial and industrial                                                   -                          697
        Credit cards and related plans                                              -                            -
        Consumer installment                                                    2,010                        5,441
                                                            --------------------------     ------------------------
              Total Recoveries                                                  2,010                        6,138
                                                            --------------------------     ------------------------
     Total net charge offs                                                     83,809                      158,123
                                                            --------------------------     ------------------------
     Loss provisions charged to operations                                    705,000                    2,197,000
                                                            --------------------------     ------------------------

     Allowance for loan losses at September 30, 2001                       $5,045,719                   $5,045,719
                                                            ==========================     ========================

MountainBank Financial Corporation
Management Discussion and Analysis
Setember 30, 2001
--------------------------------------------------------------------------------

     Ratio of annualized net charge-offs during the
         period to average loans during the period                   0.09%                      0.07%
     Allowance coverage of annualized net charge-offs            1,505.14%                  2,393.25%
     Allowance as a percentage of gross loans                                                   1.38%
     Allowance as a percentage of gross loans less
        government guaranteed and sold loans                                                    1.40%
     Ratio of provision for loan losses to annualized
        net charge-offs                                            210.30%                  1,042.07%

          With the slowing economy and the economic shock experienced during September of this year, management has begun to place a higher level of scrutiny on the Company's existing loan portfolio. Management is currently taking measures to further enhance the quality of new loan originations and to ensure loan yields are commensurate with the risk associated with each credit. Management expects these actions to slow the Company's loan growth over the next two quarters and possibly later into 2002. However, management also expects these actions to favorably impact asset yields and the Company's interest rate margin over the period. At September 30, 2001 and December 31, 2000, the Company had non-performing assets totaling $594 thousand and $46 thousand, respectively. The following table presents non-performing assets at September 30, 2001 and December 31, 2000.

     Non-performing Assets
     ---------------------

                                                       September 30, 2001          December 31, 2000
                                                       ------------------          -----------------
     Non-accruing loans                                          $535,467                    $79,975
     Loans past due 90 days or more
        and still accruing interest                                     -                          -
                                                    ----------------------     ----------------------
     Total non-performing loans                                   535,467                     79,975
                                                    ----------------------     ----------------------
     Foreclosed and repossessed properties                         58,500                      3,219
                                                    -------------------------------------------------
     Total non-performing assets                                 $593,967                    $83,194
                                                    =================================================



     Non-performing loans to total loans                            0.15%                      0.04%
     Allowance coverage of non-performing loans                   849.49%                  3,614.25%
     Non-performing assets to total assets                          0.14%                      0.03%

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

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          Exhibits.
          None.
          Reports on 8-K.
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





MountainBank Financial Corporation





Date:  November 2, 2001            /s/   J.W. Davis
                                   -----------------------------------------
                                   J. W. Davis
                                   President & Chief Executive Officer
                                   (Duly Authorized Officer)



Date:  November 2, 2001            /s/  Gregory L. Gibson
                                   -----------------------------------------
                                   Gregory L. Gibson
                                   Principal Accounting Officer