Form 10KSB
period 2001-12-31
MOUNTAINBANK FINANCIAL CORP
filed 2002-03-29
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001 Commission File No.00-32547

                       MOUNTAINBANK FINANCIAL CORPORATION
               ----------------------------------------------------
                 (Name of small business issuer in its charter)

               North Carolina                            56-2237240
------------------------------------------   -----------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)


               201 Wren Drive
       Hendersonville, North Carolina                      28792
------------------------------------------   -----------------------------------
  (Address of principal executive offices)               (Zip Code)

                                 (828) 693-7376
          ------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Act:                       None

Securities registered under Section 12(g) of the Act:    Common Stock, $4.00 par value per share
                                                                  (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]                 No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were: $32,900,772.

     On March 15, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates was approximately: $57,705,462.

     On March 15, 2002, the number of outstanding shares of Registrant's common stock was 3,112,699.

     Documents incorporated by reference:           None

     Transitional Small Business Disclosure Format: Yes [ ]   No[X]

                                     PART I

Item 1.   Description of Business.

          General. MountainBank Financial Corporation ("MFC") is a bank holding company that was organized under North Carolina law during January 2001. It is the parent company of MountainBank, and its primary business activity is its investment in and managing the business of MountainBank. MountainBank is a North Carolina-chartered bank which first began banking operations during June 1997. Its deposits are insured by the FDIC. MFC and MountainBank each is headquartered in Hendersonville, North Carolina, and they are engaged in a general, community-oriented commercial and consumer banking business.

          Bank Holding Company Reorganization. MFC was organized by the directors of MountainBank for the sole purpose of becoming MountainBank's parent holding company. On March 30, 2001, MFC and MountainBank completed a share exchange in which each outstanding share of MountainBank's common stock was exchanged for one share of MFC's common stock, MountainBank's shareholders became the shareholders of MFC, and MountainBank became MFC's wholly-owned subsidiary. MountainBank's shareholders had approved that reorganization at a special meeting held on February 20, 2001.

          First Western Bank Acquisition. Effective December 31, 2001, MFC completed its acquisition of First Western Bank ("FWB") through the merger of FWB into MountainBank. FWB was an insured, North Carolina-chartered bank that first began banking operations on December 15, 1997. Its headquarters were located in Burnsville (Yancey County), North Carolina. In addition to its main banking office, it operated two branch offices in Spruce Pine (Mitchell County), North Carolina, and one branch office in Weaverville (Buncombe County), North Carolina. FWB's principal banking market consisted of the area immediately surrounding its banking offices, including portions of Yancey, Mitchell and Buncombe Counties, and was located in the mountains of North Carolina north of the City of Asheville. Each of FWB's former banking offices currently is being operated as a branch office of MountainBank. The merger was treated as a "purchase" under generally accepted accounting principles.

          Under MFC's agreement with FWB, each of the outstanding shares of FWB's common stock held by its shareholders was converted into 0.50 shares of MFC's common stock. The merger was approved by FWB's shareholders at a special meeting held on December 20, 2001.

          In connection with the merger, four former directors of FWB were appointed to serve as directors of MountainBank, and two of those persons were appointed to also serve as directors of MFC.

          Authorization and Sale of Preferred Stock. On December 17, 2001, MFC's shareholders approved an amendment to its Articles of Incorporation which authorized MFC to issue up to 3,000,000 shares of preferred stock and authorized MFC's Board to issue shares of the new preferred stock from time to time in the future, in one or more series, and to fix and determine the relative rights and preferences of those shares, or of each series of shares, at the time of issuance and without the further approval of shareholders.

          Following the approval of and pursuant to that charter amendment, MFC's Board of Directors created a series of preferred stock consisting of 450,000 shares of non-cumulative, convertible preferred stock that provides for stated annual dividends of $1.44 per share ("Series A Preferred Stock"). The provisions relating to the terms, conditions, preferences and limitations of MFC's Series A Preferred Stock are contained in its Articles of Incorporation, as amended, which are attached as an Exhibit to this Report. Through December 31, 2001, MFC had sold an aggregate of 92,667 of those shares at a price of $24.00 per share in a private offering to a group of "accredited investors," including certain of MFC's directors and existing shareholders. Through March 22, 2002, MFC has sold 267,091 additional shares of Series A Preferred Stock at the same price. The proceeds from the sale of those shares is being used to enhance the capital position of MountainBank and for general corporate activities conducted by MFC.

          Business Offices and Banking Market. Prior to the acquisition of FWB, MountainBank had ten full-service banking offices located in the North Carolina towns of Hendersonville (two offices) and Fletcher (Henderson County), Asheville (Buncombe County), Columbus (Polk County), Forest City and Lake Lure (Rutherford County), Marion (McDowell County), Morganton (Burke County), and Waynesville (Haywood County). In connection with the acquisition, MountainBank assumed the operation of FWB's four banking offices located in Burnsville (Yancey County), Spruce Pine (Mitchell County), and Weaverville (Buncombe County), North Carolina.

          MountainBank's wholly-owned subsidiary, MountainBanc Mortgage Corporation, maintains one mortgage brokerage office in Greenwood, South Carolina, but it also operates in North Carolina through MountainBank's facilities in Asheville, Burnsville, Columbus, Hendersonville and Waynesville.

          Following the acquisition of FWB, MountainBank's current banking market consists of Buncombe, Burke, Henderson, McDowell, Mitchell, Polk, Rutherford, Haywood and Yancey Counties which are situated in the western and southwestern mountains and foothills of North Carolina.

          Services. MountainBank's operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in its banking markets. The majority of its customers are residents of or do business in its banking markets, but it also makes loans to and has deposit relationships with individuals and business customers in areas outside its immediate banking market (including northwestern South Carolina). As further described below, MountainBank also solicits deposits over the Internet through BankRate.com and through its own website. It provides most traditional commercial and consumer banking services, but its principal activities are the taking of demand and time deposits and the making of consumer and commercial loans. Its primary source of revenue is interest income derived from its lending activities.

          Lending Activities. MountainBank makes a variety of types of consumer and commercial loans to individuals and small- and medium-sized businesses for various personal, business and agricultural purposes, including term and installment loans, equity lines of credit, and overdraft checking credit. For financial reporting purposes, the Bank's loan portfolio generally is divided into (i) real estate loans, (ii) commercial and industrial loans, and (iii) consumer loans. The Bank makes credit card services available to its customers through a correspondent bank.

          MountainBank's real estate loan classification includes loans secured by real estate which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for other commercial, agricultural and consumer purposes (whether or not such purposes are related to the Bank's real estate collateral). At December 31, 2001, loans amounting to approximately 75.8% of MountainBank's loan portfolio were classified as real estate loans. However, a significant number of those loans, while secured by real estate, were made for various purposes unrelated to the real estate collateral, which generally is reflective of efforts by management to minimize credit risk by taking real estate as additional collateral without regard to loan purpose. All real estate loans are secured by first or junior liens on real property located almost exclusively in or near MountainBank's banking markets (and substantially all of which, both commercial and residential, is owner occupied or operated). These loans also include the outstanding balances on revolving equity lines of credit. As further described below, MountainBank also makes long-term residential mortgage loans, but substantially all of those loans are sold to third parties.

          Real estate loans (other than long-term mortgage loans as further described below) may be made at fixed or variable interest rates and, generally, either have maturities that do not exceed five years or provide for payments based on an amortization schedule of up to 20 years. Loans having fixed rates and maturities of more than five years, or which are based on an amortization schedules of more than five years, generally will include contractual provisions which allow MountainBank to call the loan in full, or provide for a "balloon" payment in full, at the end of a period which usually does not exceed five years.

          MountainBank's commercial and industrial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business and agricultural purposes, other than any such loan which is secured by real estate. At December 31, 2001, these loans, which generally are secured by inventory, equipment or similar assets, but which also may be made on an unsecured basis, made up approximately 16.6% of MountainBank's loan portfolio. However, in addition to these loans classified as commercial and industrial loans, a significant number of MountainBank's loans included in the real estate loan classification described above were made for commercial purposes but are classified as real estate loans because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest; however, it currently is MountainBank's policy that those loans which have maturities or amortization schedules of longer than five years normally will carry interest rates which vary with the prime lending rate or provide for a "balloon" payment in full, at the end of a period generally not to exceed five years.

          Less than 1% of MountainBank's total loan portfolio consists of loans made for various agricultural purposes, including crop production or the purchase of related equipment or farmland. Substantially all of these agricultural loans are secured by first or junior liens on real estate.

          MountainBank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. A majority of MountainBank's consumer loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, MountainBank's real estate loans include loans secured by first or junior liens on real estate which were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules which generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 30 years but which allow MountainBank to call the loan in full, or provide for a "balloon" payment, at the end of a period generally not to exceed five years.

          Mortgage Loans. MountainBank offers long-term, residential mortgage loans that are originated (either by MountainBank or its subsidiary as described below) and funded by MountainBank and closed in its name. Most of MountainBank's long-term mortgage loans are sold to third parties, usually within 30 days after closing. However, MountainBank makes residential mortgage loans at adjustable rates for terms of up to 30 years, or at fixed rates with a "balloon" payment after a period generally not exceeding five years, which it retains for its own loan portfolio. MountainBank also originates certain loans which are funded by and closed in the names of third-party lenders. Loans that are intended to be sold are underwritten based on investor or agency criteria and any other requirements of the third party purchaser and are closed only after the Bank has obtained a firm purchase commitment as to that loan. This arrangement permits MountainBank to offer this product in its banking markets and enhance its fee-based income, but, since most of these loans are housed in MountainBank's loan portfolio for only a short period of time, it minimizes the credit and interest rate risk associated with long-term loans, helps MountainBank manage its capital and liquidity position, and permits the Bank to redeploy funds generated by the sale of loans.

          During 2001, MountainBank acquired PremierMortgage Associates, Inc., a South Carolina-based mortgage brokerage which is being operated through a newly formed, wholly-owned subsidiary of MountainBank, MountainBanc Mortgage Corporation, which maintains its primary office in Greenwood, South Carolina. Most of the loans originated by the subsidiary are funded by and closed in the name of MountainBank (either for resale by MountainBank as described above or for MountainBank's own portfolio), but the subsidiary also originates certain loans which are funded by and closed in the names of unrelated lenders. The subsidiary does not retain any loans on its own books.

          Loan Administration and Underwriting. As described above, MountainBank's loan portfolio consists primarily of loans made for a variety of commercial, agricultural and consumer purposes, and most of MountainBank's long-term residential mortgage loans are sold to third-party investors. Because most loans made by MountainBank for its own account are made based, to a great extent, on its assessment of borrowers' income, cash flow, balance sheets, character, and ability to repay (as compared to long-term residential mortgage loans in which greater emphasis is placed on collateral), such loans may be viewed as involving greater credit risk than is the case with long-term residential mortgage loans.

          To manage this risk, MountainBank's loan portfolio is administered under a defined process which includes guidelines for loan underwriting standards and risk assessment, procedures for loan approvals, loan grading, ongoing identification and management of credit deterioration, and portfolio reviews to assess loss exposure and to ascertain compliance with MountainBank's credit policies and procedures. The lending and loan administration process includes an approval prior to funding by MountainBank's Directors' Loan Committee of all credit decisions involving an aggregate credit relationship in excess of $1,000,000 or an aggregate unsecured credit exposure in excess of $250,000, a review and grading by credit administration personnel of all commercial loans in excess of $500,000 after funding for adequacy of documentation and compliance with regulatory requirements, and a review by credit administration personnel at least annually of any commercial credit relationship exceeding $500,000. Additionally, MountainBank's credit administration personnel routinely review other selected loans during the year. Reports of the results of these outside reviews are made to the Directors' Loan Committee and the Audit Committee.

          MountainBank's loan approval policies generally provide for various levels of secured and unsecured lending authority for lending personnel based on aggregate credit exposure to borrowers. Each individual loan officer may approve loans involving an aggregate credit exposure of up to his or her individual secured or unsecured loan authority, but not more than $500,000, without the approval of executive management. Above that amount, loans involving aggregate secured exposures exceeding $500,000 may be approved by MountainBank's executive management. Loans involving aggregate secured exposures in excess of $1,000,000, or aggregate unsecured exposures in excess of $250,000, require the approval of the Directors' Loan Committee.

          At the time loans are made, and during periodic reviews, loans are assigned a grade which indicates the level of management attention to be given to that loan to protect MountainBank's position and to reduce loss exposure. During the life of each loan, its grade is reviewed and validated or modified to reflect changes in circumstances and risk. Loans are placed in a non-accrual status if they become 90 days past due or whenever, in the opinion of management, collection becomes doubtful. Loans are charged off when the collection of principal and interest has become doubtful and the loans no longer can be considered sound collectible assets (or, in the case of unsecured loans, when they become 90 days past due).

          Allowance for Loan Losses. The Directors' Loan Committee reviews all substandard loans over $50,000 monthly, and management meets regularly to review asset quality trends and to discuss credit administration issues. Based on these reviews, its current judgments about the credit quality of MountainBank's loan portfolio, and other relevant internal and external factors, MountainBank has established an allowance for loan losses. The adequacy of the allowance is assessed by management and reviewed by MountainBank's Board of Directors each quarter and, at December 31, 2001, was 1.45% of MountainBank's total loans and approximately 321.3% of its non-performing loans.

          Deposit Activities. MountainBank's deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. MountainBank monitors its competition in order to keep the rates paid on its deposits at a competitive level. At December 31, 2001, transaction accounts and non-interest bearing accounts amounted to approximately 16.3% and 8.8%, respectively, of MountainBank's total deposits, and time deposits of $100,000 or more made up approximately 25.9% of total deposits. The majority of MountainBank's deposits are generated from within its banking markets, but it also has deposit relationships with individuals and business customers in areas outside its immediate banking market (including northwestern South Carolina) and it has a significant amount of certificates of deposit that it accepted over the Internet through BankRate.com and through its own website (www.mountainbank.net). At December 31, 2001, MountainBank's Internet deposits amounted to approximately 9.9% of its total deposits and approximately 14.4% of its total certificates of deposit.

          Investment Portfolio. At December 31, 2001, MountainBank's investment portfolio consisted of U.S. government agency securities, substantially all of which were adjustable rate securities.

          Statistical Information. Certain statistical information regarding MFC's loans, deposits and business is included in the information contained elsewhere in this Report under "Item 6. Management's Discussion and Analysis or Plan of Operation" and "Item 7. Financial Statements."

          Competition. MountainBank competes for deposits in its banking market with other commercial banks, savings banks and other thrift institutions, credit unions, agencies issuing United States government securities and all other organizations and institutions engaged in money market transactions. In its lending activities, MountainBank competes with all other financial institutions and with consumer finance companies, mortgage companies and other lenders. Commercial banking in MountainBank's banking market and in North Carolina as a whole is extremely competitive. North Carolina is the home of two of the largest commercial banks in the United States, each of which has branches located in MountainBank's banking market, and numerous other commercial banks, thrift institutions and credit unions also have offices in its banking market.

          Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of MountainBank's competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits, than it does. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than MountainBank can. In terms of assets, MountainBank is larger than First Western, but it is not one of the larger commercial banks in North Carolina, and there is no assurance that it will be or continue to be an effective competitor in its banking market. However, management believes that community banks can compete successfully by providing personalized service and making timely, local decisions, and that further consolidation in the banking industry is likely to create additional opportunities for community banks to capture deposits from affected customers who may become dissatisfied as their financial institutions grow larger. Also, it believes that the continued growth of MountainBank's banking market affords an opportunity to capture new deposits from new residents.

          In recent years, federal and state legislation has heightened the competitive environment in which all financial institutions conduct their business, and the potential for competition among financial institutions of all types has increased significantly. Additionally, with the elimination of restrictions on interstate banking, a North Carolina commercial bank may be required to compete not only with other North Carolina-based financial institutions, but also with out-of-state financial institutions which may acquire North Carolina institutions, establish or acquire branch offices in North Carolina, or otherwise offer financial services across state lines, thereby adding to the competitive atmosphere of the industry in general. To counter MountainBank's competitive disadvantages, it tries to differentiate itself from its larger competitors with its focus on relationship banking, personalized service, direct customer contact, and its ability to make credit and other business decisions locally. It also depends on its reputation as a community bank in its banking market and its involvement in the communities it serves, the experience of its senior management team, and the quality of its associates. Management believes that these factors aid in MountainBank's growth and are a major factor in furthering its ability to respond more efficiently to its customers' needs.

          Employees. On March 22, 2002, MountainBank employed 153 full-time employees (including its executive officers) and 21 part-time employees. MFC has no separate employees. MountainBank and its employees are not parties to any collective bargaining agreement, and MountainBank considers its relations with its employees to be good.

          Supervision and Regulation of MFC. MFC is a bank holding company registered with the Federal Reserve Board (the"FRB") under the Bank Holding Company Act of 1956, as amended (the

"BHCA"). It is subject to supervision and examination by, and the regulations and reporting requirements of, the FRB. Under the BHCA, MFC's activities are limited to banking, managing or controlling banks, or engaging in any other activities which the FRB determines to be closely related and a proper incident to banking or managing or controlling banks.

          The BHCA prohibits MFC from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the FRB. Additionally, the BHCA prohibits MFC from engaging in, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company engaged in, a nonbanking activity unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a nonbanking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

          There are a number of obligations and restrictions imposed by law on a bank holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured bank subsidiary becomes "undercapitalized," the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of the bank holding company.

          Regulation of MountainBank. MountainBank is an insured, North Carolina-chartered bank that is not a member of the Federal Reserve System. Its deposits are insured by the FDIC's Bank Insurance Fund, and it is subject to supervision and examination by, and the regulations and reporting requirements of, the FDIC and the North Carolina Commissioner of Banks (the "Commissioner"), which are its primary federal and state banking regulators.

          As an insured bank, MountainBank is prohibited from engaging as a principal in an activity that is not permitted for national banks unless (i) the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and (ii) the bank is, and continues to be, in compliance with all applicable capital standards. Insured banks also are prohibited from directly acquiring or retaining any equity investment of a type or in an amount not permitted for national banks.

          The FDIC and the Commissioner have broad powers to enforce laws and regulations that apply to MountainBank and to require corrective action of conditions that affect its safety and soundness. Among others, these powers include issuing cease and desist orders, imposing civil penalties, and removing officers and directors.

          Though it is not a member of the Federal Reserve System, MountainBank's business is influenced by prevailing economic conditions and governmental policies, both foreign and domestic, and by the monetary and fiscal policies of the FRB. The actions and policy directives of the FRB determine to a significant degree the cost and the availability of funds obtained from money market sources for lending and investing and also influence, directly and indirectly, the rates of interest paid by commercial banks on their time and savings deposits. The nature and impact on MountainBank of future changes in economic conditions and monetary and fiscal policies are not predictable.

          Gramm-Leach-Bliley Act. The federal Gramm-Leach-Bliley Act (the "GLB Act") adopted by Congress during 1999 has dramatically changed various federal laws governing the banking, securities and insurance industries. The GLB Act has expanded opportunities for banks and bank holding companies to provide services and engage in other revenue-generating activities that previously were prohibited to them.

          With respect to bank holding companies, the GLB Act in general (i) expands opportunities to affiliate with securities firms and insurance companies; (ii) overrides certain state laws that would prohibit certain banking and insurance affiliations; (iii) expands the activities in which banks and bank holding companies may participate; (iv) requires that banks and bank holding companies engage in some activities only through affiliates owned or managed in accordance with certain requirements; (v) reorganizes responsibility among various federal regulators for oversight of certain securities activities conducted by banks and bank holding companies; and (vi) requires banks to adopt and implement policies and procedures for the protection of the financial privacy of their customers, including procedures that allow customers to elect that certain financial information not be disclosed to certain persons.

          Though MFC has not elected to be treated as a "financial holding company" under the GLB Act and the Act has not yet had a significant effect on MFC's operations as they are presently conducted, the GLB Act has expanded opportunities for MFC and MountainBank to provide other services and obtain other revenues in the future. However, this expanded authority of banks and bank holding companies also may present MFC with new challenges as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

          Payment of Dividends. Under federal law, MountainBank, as an insured bank, is prohibited from making any capital distributions, including paying a cash dividend, if it is, or after making the distribution it would become, "undercapitalized" as that term is defined in the Federal Deposit Insurance Act (the "FDIA"). Additionally, if in the opinion of the FDIC an insured bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), the FDIC may require, after notice and hearing, that the bank cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements which provide that insured banks generally should only pay dividends out of current operating earnings, and under the FDIA no dividend may be paid by an FDIC-insured bank while it is in default on any assessment due the FDIC. The payment of dividends by MountainBank also may be affected or limited by other factors, such as requirements that its regulators have authority to impose on it to maintain its capital above regulatory guidelines.

          Under North Carolina banking law, a bank may pay dividends only from its undivided profits. If a bank's surplus is less than 50% of its paid-in capital stock, it may not declare a cash dividend until it has transferred from undivided profits to surplus 25% of its undivided profits or any lesser percentage that may be required to restore its surplus to an amount equal to 50% of its paid-in capital stock. However, no cash dividends may be paid at any time by a bank when it is insolvent or when payment of a dividend would render it insolvent or be contrary to its Articles of Incorporation. Additionally, there are statutory provisions regarding the calculation of undivided profits from which dividends may be paid.

          As a North Carolina business corporation, MFC is authorized to pay dividends such as are declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, since MFC's only source of funds with which it could pay dividends to its shareholders is dividends it receives from MountainBank, MFC's ability to pay dividends effectively is subject to the same limitations that apply to MountainBank.

          Capital Adequacy. MFC and MountainBank are required to comply with the capital adequacy standards established by the FRB in the case of MFC and by the FDIC in the case of MountainBank. The FRB and the FDIC have promulgated risk-based capital and leverage capital guidelines for determining the adequacy of the capital of a bank holding company or a bank, and all applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with these capital requirements.

          Under the risk-based capital measure, the minimum ratio ("Total Capital Ratio") of an entity's total capital ("Total Capital") to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and, in the case of a bank holding company, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. On December 31, 2001 MountainBank's Total Capital Ratio, at 8.87%, and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Capital Ratio"), at 7.62%, were above the minimum required levels under the FDIC's standards. On the same date, MFC's Total Capital Ratio, at 8.01%, and its Tier 1 Capital Ratio, at 6.75%, also were above the minimum required levels under the FRB's standards.

          Under the leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, is 3.0% for entities that meet certain specified criteria, including having the highest regulatory rating. All others generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. On December 31, 2001, MountainBank's and MFC's Leverage Capital Ratios, at 8.43% and 7.49%, respectively, exceeded the required minimum levels.

          Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits and certain other restrictions on its business, civil enforcement actions and the imposition of civil money penalties. As described below, substantial additional restrictions can be imposed on FDIC-insured banks that fail to meet applicable capital requirements.

          The FRB and the FDIC also consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of an entity's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against their exposure to losses resulting from that risk.

          Prompt Corrective Action. Current federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized"). The regulators are required to take certain mandatory supervisory actions, and they are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of any actions taken will depend upon the capital category in which an institution is placed. Generally, subject to a narrow exception, current federal law requires the banking regulators to appoint a receiver or conservator for an institution that is critically undercapitalized.

          Under the final agency rules implementing the prompt corrective action provisions, an institution is deemed to be "well capitalized" if it (i) has a Total Capital Ratio of 10.0% or greater, a Tier 1 Capital Ratio of 6.0% or greater, and a Leverage Ratio of 5.0% or greater, and (ii) is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the appropriate federal banking agency. An institution is considered to be "adequately capitalized" if it has a Total Capital Ratio of 8.0% or greater, a Tier 1 Capital Ratio of 4.0% or greater, and a Leverage Ratio of 4.0% or greater. A depository institution that has a Total Capital Ratio of less than 8.0%, a Tier 1 Capital Ratio of less than

4.0%, or a Leverage Ratio of less than 4.0%, is considered to be "undercapitalized." A depository institution that has a Total Capital Ratio of less than 6.0%, a Tier 1 Capital Ratio of less than 3.0%, or a Leverage Ratio of less than 3.0%, is considered to be "significantly undercapitalized," and an institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

          An institution that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" is required to submit an acceptable capital restoration plan to its federal banking agency. An "undercapitalized" institution also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any "undercapitalized" depository institution to take any of the actions it is required to or may take with respect to a "significantly undercapitalized" institution as described above if it determines that those actions are necessary to carry out the purpose of the law. MFC could be required to guarantee MountainBank's capital restoration plan, and it could even be required to divest itself of MountainBank if the regulators believed that would improve the bank's prospects.

          On December 31, 2001, MountainBank and MFC each was classified as "adequately capitalized."

          FDIC Insurance Assessments. The FDIC currently uses a risk-based assessment system that takes into account the risks attributable to different categories and concentrations of assets and liabilities for purposes of calculating deposit insurance assessments to be paid by insured banks. The risk-based assessment system categorizes banks as "well capitalized," "adequately capitalized" or "undercapitalized." These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including banks that are "undercapitalized," "significantly undercapitalized" and "critically undercapitalized" for prompt corrective action purposes. Banks also are assigned by the FDIC to one of three supervisory subgroups within each capital group, with the particular supervisory subgroup to which a bank is assigned being based on a supervisory evaluation provided to the FDIC by the bank's primary federal banking regulator and information which the FDIC determines to be relevant to the bank's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank's state supervisor). A different insurance assessment rate (ranging from zero to 31 basis points) applies to each of the nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups). A bank's assessment rate is determined based on the capital category and supervisory subgroup to which it is assigned.

          A bank's deposit insurance may be terminated by the FDIC upon a finding that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Item 2.   Description of Property.

          MFC and MountainBank own no real property. MountainBank maintains 15 banking offices and an administration/operations facility, including the facilities housing its and MFC's headquarters, all under leases with third parties. On December 31, 2001, MFC's consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $7.2 million.

Item 3.   Legal Proceedings.

          At December 31, 2001, neither MFC nor MountainBank was a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          A special meeting of MFC's shareholders was held on December 17, 2001, for the purpose of voting on approval of a proposed amendment to MFC's Articles of Incorporation to authorize MFC to issue up to 3,000,000 shares of preferred stock and to authorize MFC's Board of Directors to issue shares of the new preferred stock from time to time in the future, in one or more series, and to fix and determine the relative rights and preferences of those shares, or of each series of shares, at the time of issuance. At the special meeting, of 1,906,075 shares eligible to be voted, 1,012,760 shares were voted "FOR" approval, 27,639 shares were voted "AGAINST" approval, and 3,771 shares abstained from voting.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

          MFC first issued shares of its common stock during March 2001 in exchange for the outstanding shares of MountainBank's common stock in connection with MFC's initial incorporation as MountainBank's parent holding company. MFC's common stock is listed on the OTC Bulletin Board (under the trading symbol "MBFC"). However, there is not an active public trading market for MFC's common stock. Prior to the organization of MFC, MountainBank's common stock was listed on the OTC Bulletin Board, but neither was there an active public trading market for that stock.

          The following table lists high and low published prices of MFC's common stock for each calendar quarter since April 1, 2001, and, prior to that, the high and low published prices for MountainBank's common stock for each calendar quarter since January 1, 2000. All prices are as reported on the OTC Bulletin Board. They reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    Price
                                                --------------
Year               Quarterly period               High    Low
----               ----------------             ------   -----

2000    First quarter.......................    $14.67   $9.67
        Second quarter......................     12.93   10.00
        Third quarter.......................     14.26   12.67
        Fourth quarter......................     17.08   12.67
2001    First quarter.......................     24.00   15.33
        Second quarter......................     26.25   17.50
        Third quarter.......................     26.25   16.67
        Fourth quarter......................     20.83   19.17

    ----------
     (1) All prices have been restated retroactively to reflect the effect of the six-for-five stock split effected in the form of a 20% stock dividend which became effective on January 15, 2000, the five-for-four stock split which became effective on March 30, 2001, and the six-for-five stock split effected in the form of a 20% stock dividend which became effective on March 11, 2002.

          On March 11, 2002, there were 2,189 holders of record of MFC's common stock.

          MFC has not yet paid any cash dividends on its common stock. MFC is a holding company, and its only source of revenue is dividends it receives from MountainBank. Therefore, MFC's ability to pay dividends to its shareholders is subject to MountainBank's ability to pay dividends to it. MountainBank's ability to pay dividends to MFC will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements that apply to North

Carolina banks, and other factors. Also, dividends by MountainBank are subject to various laws and regulatory restrictions, including the requirement that its capital be maintained at certain minimum levels and that it only pay dividends from its retained earnings. MFC expects that, for the foreseeable future, profits resulting from MountainBank's operations will be retained by it as additional capital to support its operations and growth and that any dividends paid by MountainBank to MFC will be limited to amounts needed by MFC to pay stated dividends on MFC's outstanding Series A Preferred Stock, to make required payments on MFC's debt obligations, and to pay any separate expenses of MFC, and that MFC will not pay cash dividends on its common stock.

          In the future, MFC's ability to pay dividends also will be subject to its Board of Directors' evaluation of its own separate business factors, including MFC's earnings and financial condition, capital requirements, debt service requirements, and regulatory restrictions applicable to bank holding companies. In the future, MFC may borrow additional funds, issue debt instruments, issue and sell additional shares of preferred stock, or engage in other types of financing activities, in order to increase its capital and/or to provide funds that it can use to increase MountainBank's capital. The terms of MFC's outstanding Series A Preferred Stock provide that no dividend may be declared and paid during any calendar year on MFC's common stock unless and until there shall have been paid in full to the holders of the Series A Preferred Stock not less than a pro rata portion of the stated annual dividend on the Series A Preferred Stock for that year, at the rate provided for those dividends, through the date on which MFC proposes to pay the dividend on the common stock. Covenants contained in any loan or financing agreement entered into by MFC in the future, or other debt or capital instruments issued by MFC in the future, also could restrict or condition MFC's payment of cash dividends based on various financial considerations or factors. Additionally, if MFC creates and issues shares of any other series of preferred stock, the terms of that stock could require that stated periodic dividends be paid on the preferred stock before any cash dividends could be paid on MFC's common stock. Therefore, there is no assurance that, for the foreseeable future, MFC will have funds available to pay cash dividends, or, even if funds are available, that it will pay dividends in any particular amount or at any particular time, or that it will pay dividends at all.

          During October 2001, MFC issued 20,000 shares of its common stock as part of the consideration to the shareholders of PremierMortgage Associates, Inc. ("Premier"), and in exchange for their outstanding shares of Premier's common stock, in connection with MFC's acquisition of Premier through its merger into MountainBank. Prior to consummation of that transaction, the North Carolina Securities Administrator approved the terms and conditions of the issuance and exchange of MFC's common stock following a hearing held pursuant to N.C. Gen. Stat. Section. 78A-30. The shares of MFC's common stock were offered and sold without registration under the Securities Act of 1933 (the "1933 Act") pursuant to the exemption from registration provided by Section 3(a)(10) of the 1933 Act.

          On December 31, 2001, MFC issued and sold 92,667 shares of its Series A Preferred Stock for cash in a limited offering. The total offering price of those shares was $2,224,008. MFC paid no underwriting discounts or commissions in connection with the sale. The shares were sold only to persons who were "accredited investors" as defined in the Securities and Exchange Commission's Rule 501(a). Each share of the Series A Preferred Stock is convertible into one share of MFC's common stock at any time at the option of the holder of that share and, under certain circumstances, each share is convertible at the same rate at the option of MFC. The full terms and conditions of such conversion are set forth in MFC's Articles of Incorporation, as amended, which are attached as an exhibit to this Report and are incorporated herein by reference. The shares of Series A Preferred Stock were offered and sold without registration under the 1933 Act pursuant to the exemption from registration provided by Rule 506 of the 1933 Act.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Selected Financial Data

The following table sets forth certain selected financial data for the twelve-month periods ended December 31, 2001, 2000, 1999 and 1998 and the period of June 26 to December 31, 1997, the Bank's first five periods of operations. Dollar amount totals, except per share data, are presented in thousands (periods prior to 2001 reflect MountainBank's operations only).

                                                       December 31,
                               ------------------------------------------------------
                                 2001        2000        1999        1998      1997
                               --------    --------    --------    -------    -------
Summary of Operations
Interest income                $ 29,906    $ 15,821    $  6,752    $ 3,479    $   677
Interest expense                 16,621       9,016       3,561      1,765        249
                               --------    --------    --------    -------    -------
         Net interest income     13,285       6,805       3,191      1,714        428
Provision for credit losses       3,347       1,905         827        471        281
Other income (losses)             2,994       1,318         782        469        103
Other expense                     9,206       4,578       2,820      1,582        579
Income taxes                      1,216         583           0          0          0
                               --------    --------    --------    -------    -------
         Net income (loss)     $  2,510    $  1,057    $    326    $   130    $  (329)
                               ========    ========    ========    =======    =======

Per Share Data*

Basic earnings (loss)          $   1.11    $    .52    $   0.22    $  0.10    $ (0.25)
Book value                        11.93        8.11        5.91       4.68       4.58
Tangible Book Value               11.07        8.11        5.91       4.68       4.58
Cash dividends declared             n/a         n/a         n/a        n/a        n/a

Balance Sheet

Loans, net                     $483,872    $197,373    $ 88,498    $47,608    $ 7,798
Investment securities            45,388      35,869      18,755      6,171        503
Total assets                    561,123     259,109     127,211     58,634     23,754
Deposits                        467,507     233,338     113,886     50,360     16,779
Stockholders' equity             37,015      18,210      10,222      6,177      5,975
Interest-earning assets         536,898     249,137     121,330     54,851     22,151
Interest-bearing liabilities    476,178     221,712     109,152     47,075     16,087

Selected Ratios

Return on average assets           0.66%       0.57%       0.37%      0.30%     (3.68)%
Return on average equity          12.71%       7.14%       3.93%      2.13%    (10.60)%
Dividends declared                  n/a         n/a         n/a        n/a        n/a

* - Per share data reflects all stock dividends through April 2002

Management's Discussion and Analysis of Operations

Management's Discussion and Analysis is provided to assist in the understanding and evaluation of the Bank's financial condition and its results of operations. The following discussion should be read in conjunction with the Bank's financial statements and related notes.

Table 1.  Net Interest Income and Average Balances (dollars in thousands)

                                              Year Ended                      Year Ended                   Year Ended
                                           December 31, 2001              December 31, 2000             December 31, 1999
                                    -----------------------------   ----------------------------   ----------------------------
                                    Average    Interest   Yield/    Average    Interest   Yield/   Average    Interest   Yield/
                                    Balance    Inc/Exp     Cost     Balance     Inc/Exp    Cost    Balance    Inc/Exp     Cost
                                    --------   -------   --------   --------   --------   ------   -------    -------    ------
Interest earning assets:
   Interest bearing  deposits
     with other depositories        $  5,018   $   242     4.82%    $  8,144   $    505    6.20%   $ 4,778        258     5.39%
   Investment Securities              40,634     2,272     5.59%      27,436      1,865    6.80%     9,178        513     5.59%
   Federal funds sold                  7,801       286     3.67%       3,944        241    6.11%     6,473        331     5.11%
   Loans                             315,378    27,106     8.59%     136,846     13,210    9.65%    63,396      5,650     8.91%
                                    --------   -------              --------   --------    ----    -------    -------     ----
     Total interest-earning
       assets                        368,831    29,906               176,370     15,821             83,825      6,752
                                    --------   -------               -------   --------             ------    -------
     Yield on average interest-
       earning assets                                      8.11%                           8.97%                          8.05%
                                                           ====                            ====                           ====
Noninterest-earning assets:
   Cash and due from banks             4,939                           5,024                         2,993
   Property and equipment              3,071                           1,886                         1,336
   Interest receivable and other       3,605                           1,839                           729
                                    --------                        --------                       -------
     Total noninterest-earning
      assets                          11,615                           8,749                         5,058
                                    --------                        --------                       -------
     Total assets                   $380,446                        $185,119                       $88,883
                                    ========                        ========                       =======
Interest-bearing liabilities:
   Demand deposits                  $ 18,433       206     1.12%    $ 11,174        152    1.36%   $ 6,324        111     1.76%
   Savings deposits                   49,112     1,672     3.40%      38,241      1,750    4.58%    27,927      1,274     4.56%
   Time deposits                     234,739    13,404     5.71%     104,427      6,894    6.60%    36,822      2,059     5.59%
   Obligation under capital lease        749        56     7.48%         776         68    8.76%       794         62     7.81%
   FHLB advances                      18,823       864     4.59%          --         --      --         --         --       --
   Notes payable                       5,502       223     4.05%          --         --      --         --         --       --
   Fed funds purchased/
      Repurchase agreements            4,999       196     3.92%       2,586        152    5.88%     1,444         55     3.81%
                                    --------   -------     ----     --------   --------    ----    -------    -------     ----
      Total interest-bearing
      liabilities                    332,357    16,621               157,204      9,016             73,311      3,561
                                    --------   -------              --------   --------            -------    -------
     Cost on average interest-
       bearing liabilities                                 5.00%                           5.74%                          4.86%
                                                           ====                            ====                           ====
Noninterest bearing liabilities:
   Demand deposits                    23,241                          11,079                         5,629
   Interest payable and other          5,096                           2,036                         1,654
                                    --------                        --------                       -------
     Total noninterest-bearing
       liabilities                    28,337                          13,115                         7,283
                                    --------                        --------                       -------
     Total liabilities               360,694                         170,319                        80,594
Stockholders' equity                  19,752                          14,800                         8,289
                                    --------                        --------                       -------
     Total liabilities and
     stockholders' equity           $380,446                        $185,119                       $88,883
                                    ========                        ========                       =======
Net interest income                            $13,285                         $  6,805                       $ 3,191
                                               =======                         ========                       =======
Net yield on interest-
   earning assets                                          3.60%                           3.86%                          3.81%
                                                           ====                            ====                           ====

                                       14

Table 2.  Rate/Volume Variance Analysis (dollars in thousands)

                                          2001 Compared to 2000         2000 Compared to 1999
                                       ----------------------------   -------------------------
                                       Interest                       Interest
                                       Income/                        Income/
                                       Interest       Variance        Interest      Variance
                                       Expense     Attributable To    Expense    Attributable To
                                       Variance    Rate     Volume    Variance   Rate     Volume
                                       --------  --------   -------   --------  ------    ------
Interest-earning assets:
  Interest bearing deposits in other
        Depositories                   $  (263)   $   (69)  $  (194)   $  247   $   66    $  181
Investments securities                     407       (492)      899     1,352      332     1,020
  Federal funds sold                        45       (190)      235       (90)      39      (129)
  Loans                                 13,896     (3,343)   17,239     7,560    1,013     6,547
                                       -------    -------   -------    ------   ------   -------
     Total                              14,085     (4,094)   18,179     9,069    1,450     7,619
                                       -------    -------   -------    ------   ------   -------

Interest-bearing liabilities:
  Demand deposits                           54        (44)       98        41      (45)       86
  Savings deposits                         (78)      (578)      500       476        8       468
  Time deposits                          6,510     (2,089)    8,599     4,835    1,055     3,780
  Obligation under capital lease           (12)       (10)       (2)        6        7        (1)
  Federal funds purchased/Repurchase
      agreements                            44        (98)      142        97       54        43
  FHLB advances                            864         --       864        --       --        --
  Notes payable                            223         --       223        --       --        --
                                       -------    -------   -------    ------   ------    ------
   Total                                 7,605     (2,819)   10,424     5,455    1,079     4,376
                                       -------    -------   -------    ------   ------    ------
   Net interest income                 $ 6,480    $(1,275)  $ 7,755    $3,614   $  371    $3,243
                                       =======    =======   =======    ======   ======    ======

Analysis of Financial Condition

Average earning assets have increased 105.5% from 2000 to 2001. Average earning assets represented 96.9% of total average assets at December 31, 2001 compared to 95.3% at the end of 2000. With the exception of interest bearing deposits in other depositories, all categories of average assets increased during 2001. Average loans increased $178.5 million or 130.5% over 2000. The following table illustrates the growth of various balance sheet components.

Table 3.  Average Asset Mix (dollars in thousands)

                                                For the Year Ended   For the Year Ended
                                                December 31, 2001    December 31, 2000
                                                ------------------   ------------------
                                                Average              Average
                                                Balance      %       Balance       %
                                                --------   ------    --------   ------
Earning assets:
  Loans, net                                    $315,378    82.90%   $136,846    73.92%
  Investment securities                           40,634    10.68%     27,436    14.82%
  Federal funds sold                               7,801     2.05%      3,944     2.13%
  Interest bearing deposits with depositories      5,018     1.32%      8,144     4.40%
                                                --------   ------    --------   ------
       Total earning assets                      368,831    96.95%    176,370    95.27%
                                                --------   ------    --------   ------

Non-earning assets:
  Cash and due from banks                          4,939     1.29%      5,024     2.72%
  Property and equipment                           3,071     0.81%      1,886     1.02%
  Other assets                                     3,605     0.95%      1,839     0.99%
                                                --------   ------    --------   ------
      Total non-earning assets                    11,615     3.05%      8,749     4.73%
                                                --------   ------    --------   ------
      Total assets                              $380,446   100.00%   $185,119   100.00%
                                                ========   ======    ========   ======

During 2001, average net loans represented 82.90% of total average assets compared to 73.92% for fiscal 2000. Loan production continued at a rapid pace during 2001 and as a result, loan assets comprised a larger percentage of the total asset base for the year. It is management's continued intent to grow the Bank's balance sheet by first growing its loan portfolio, rather than growing its liability base first and investing in lower yielding assets until loans can be produced. Management believes this to be the most cost effective strategy for profitable growth. Management does expect internally generated loan growth to moderate in 2002 as credit standards and underwriting criteria are tightened somewhat, in light of current economic conditions. However, as the Bank's geographic market area continues to expand, access to high quality loans is expected to continue to drive overall growth.

Net Interest Income

The Company's primary source of income is net interest income. It is defined as the difference between income generated by the earning assets less expense incurred on its interest bearing liabilities. Table 1 summarizes the major components of net interest income for the years ended December 31, 2001, 2000 and 1999. Compared with 2000, net interest income nearly doubled during 2001, increasing 95.2% or $6.5 million, principally as a result of overall growth of the Company's balance sheet. During 2001, net interest income increased primarily as a result of overall increases in balance volume. During the period, both asset yields and liability costs declined along with the general decline experienced in interest rates over the course of the year. Asset yields fell 86 basis points while liability costs declined 74 basis points resulting in a decrease in the Company's net interest margin of 26 basis points. The decline in net interest margin was considered by management to be more correlated to liability pricing than asset pricing. With interest rates at their lowest point in decades, deposit rates became increasingly difficult to lower during the year and still retain these deposits. Accordingly, deposit rates declined less than asset yields and adversely impacted margins. This was mitigated to some degree by adjusting the Bank's asset mix and increasing the percentage of earning assets comprised of the highest yielding asset class, loans. During 2001, 82.9% of the Bank's average assets were invested in loan assets as compared with 73.9% on average during 2000. Management began to diversify the Bank's funding sources during 2001. In addition to retail deposits generated through its branch network, management added wholesale deposits and FHLB advances to the Bank's menu of funding sources. These wholesale sources of funding allow for greater flexibility in managing the Bank's liability structure as well as providing additional tools for interest rate management.

Provision for Credit Losses and Asset Quality

As a result of the continued rapid growth of MountainBank's loan portfolio, the Bank's provision for loan losses remains one of its largest ongoing expenses. During 2001, the Bank provided $3.3 million for possible loan losses. This compares with $1.9 million provided during 2000 and $826 thousand provided in 1999. These provisions, made to the Bank's allowance for credit losses to provide for possible future losses are charged directly against the Bank's current earnings. On at least a quarterly basis, management and the Board of Directors evaluates the allowance for loan losses to determine its adequacy to meet any known or anticipated future losses based on current and projected conditions. Factors considered in determining the adequacy of the allowance include the estimated collectability of past due loans, the volume of new loans, composition of the loan portfolio, industry standards and current as well as projected economic conditions. Specific reserves for individual loans are established in addition to the basic reserve as deemed necessary based on evaluation of individual credits. The Bank's loan portfolio is beginning to become more seasoned and historical trends are beginning to provide more pertinent data for evaluation. However, with continued growth and expansion into new markets, estimates of future portfolio performance remain quite subjective. Therefore, while it is the opinion of management and the Board of Directors that the Bank's allowance for loan losses is adequate to absorb any anticipated loan losses as of the report date, no assurances can be made that any future losses may not be significant and may require additional provisions. At December 31, 2001, 2000 and 1999, the Bank's allowance for loan losses totaled $7.1 million, $3.0 million and $1.2 million, respectively, representing 1.45%, 1.50% and 1.39% of gross loans. Excluding sold mortgage loans and government guaranteed loans in the portfolio at December 31, 2001, the Bank's allowance totaled 1.50% of loans.

During 2001, the Bank experienced limited, but increased loan losses as compared to prior years. Total loans charged off or charged down amounted to $490 thousand, comprised of $287 thousand in consumer loans, $104 thousand in commercial loans and $99 thousand in real estate loans. Recoveries for the year amounted to $15 thousand, resulting in net charge-offs of $475 thousand for the year. The most significant charge-offs experienced during the year were two credits to two separate borrowers, each in the amount of $30 thousand that were written off. At December 31, 2001, no credit relationships were identified as having significant risk for material loss. While the Bank has experienced limited credit losses to date, the rapid growth of it's loan portfolio, unknown future economic conditions and industry standards indicate future credit losses are to be expected in the normal course of business. It is management's intent to control and limit such losses through adherence to current policies and procedures which are intended to maintain a high level of credit quality.

Other Income

In addition to net interest income, the Bank derives revenues from a variety of financial products and services offered to its customer base. The majority of noninterest income results from origination fees and released service rights on sold mortgage loans, from service charges on deposit accounts including charges for insufficient funds, check sales, and fees charged for nondeposit services and from premiums generated through the sale of credit related insurance products. Additionally, the Bank may sell various assets from time to time including loans or securities which may produce either gains or losses when sold. During 2001, these transactions resulted in non-recurring gains totaling $286 thousand, as compared with $151 thousand recorded as a result of similar transactions during 2000. Table 4 describes non-interest income for the years ended December 31, 2001, 2000 and 1999.

Table 4. Sources of Noninterest Income (dollars in thousands)

                                           For the periods ended December 31,
                                           ----------------------------------
                                            2001           2000          1999
                                           ------         ------         ----
Service charges on deposit accounts        $  940         $  461         $231
Fees on mortgage loans sold                 1,435            499          493
Gains on sale of assets                       286            151           --
Other service charges and fees                128             60           35
Other income                                  205            147           23
                                           ------         ------         ----
                                           $2,994         $1,318         $782
                                           ======         ======         ====
Non-interest Expense

The major components of non-interest expense for the years ended December 31, 2001, 2000 and 1999 are as follows:

Table 5.  Sources of Noninterest Expense (dollars in thousands)

                                           For the periods ended December 31,
                                           ----------------------------------
                                            2001           2000        1999
                                           ------         ------      ------
Salary and benefits                        $4,793         $2,417      $1,397
Occupancy expenses                            571            316         210
Furniture/equipment expenses                  662            349         196
Professional service fees                     658            148         145
Data and credit card processing fees          521            298         206
Advertising and business promotion            416            222         117
Printing and related supplies                 301            108          95
Other expenses                              1,284            721         454
                                           ------         ------      ------
                                           $9,206         $4,579      $2,820
                                           ======         ======      ======

Management calculates the Bank's overhead efficiency ratio as noninterest expense divided by adjusted total revenue (net interest income before provision for loan losses plus noninterest income). Management places significant importance on this ratio, as it is the primary measurement used to determine the efficiency of the Bank's overall operation. During 2001, this ratio increased fractionally to 56.55% as compared with 56.37% in 2000. Additional costs associated with the opening of new offices, acquiring MountainBanc Mortgage, Inc. and costs associated with the acquisition of First Western Bank adversely impacted this ratio. Management believes this ratio can be reduced further, however, reductions are expected to be more difficult over the near term due to continued growth expectations and other possible business combinations.

Loans

Average net loans totaled $315.4 million during the year ended December 31, 2001, representing an increase of 130.5% as compared with 2000. Management intends to continue the growth of high quality loan assets to the extent possible as dictated by the Company's capital. With continued expansion of the Bank's geographic market area, aggressive marketing efforts and the strong acceptance of the Bank within the communities it serves, management expects loan growth, and consequently, the Bank's overall growth, to continue at a relatively rapid rate yet somewhat slower than in prior years.

The majority of growth in the Bank's loan portfolio has been centered in real estate and commercial loans. These loans comprised approximately 92% of the total loan portfolio at December 31, 2001. The amount of loans outstanding by type at December 31, 2001 and December 31, 2000 and the maturity distribution for variable and fixed rate loans as of December 31, 2001 are presented in Tables 6 and 7, respectively.

Table 6.  Loan Portfolio Summary (dollars in thousand)

                                           December 31, 2001    December 31, 2000
                                           ----------------    ------------------
                                            Amount      %       Amount       %
                                           --------   -----    --------   -------
Construction and development               $ 89,587   18.25%   $ 32,602     16.27%
1-4 family residential                       99,227   20.21%     36,963     18.45%
Farmland                                      1,959    0.40%        385      0.19%
Nonfarm, nonresidential                     177,319   36.11%     78,489     39.17%
Multifamily residential                       4,326    0.88%        596      0.30%
                                           --------   -----    --------   -------
     Total real estate                      372,418   75.85%    149,035     74.38%

Loans to finance agricultural production        403    0.08%        996      0.50%
Commercial and industrial                    81,388   16.58%     29,381     14.66%
Consumer                                     31,005    6.31%     20,968     10.46%
Other                                         5,771    1.18%         --         -%
                                           --------   -----    --------   -------
     Total                                 $490,985   100.0%   $200,380    100.00%
                                           ========   =====    ========   =======

Table 7.  Maturity and Repricing Schedule of Loans (dollars in thousands)

                             Commercial     Residential                   Total
                            Financial and      Real                 -----------------
                            Agricultural      Estate       Others    Amount       %
                            -------------   -----------   -------   --------   ------
Fixed rate loans:

 Three months or less          $ 10,829        $ 2,573    $ 3,128   $ 16,530    3.37%
 Over three months to
   twelve months                 40,127          3,101      2,651     45,879    9.34%
 Over one year to five
   years                        159,359         27,211     21,299    207,869   42.34%
 Over five years                 40,497         29,632      2,588     72,717   14.81%
                               --------        -------    -------   --------   -----
    Total fixed rate loans     $250,812        $62,517    $29,666   $342,995   69.86%
                               --------        -------    -------   --------   -----

                             Commercial     Residential                    Total
                            Financial and      Real                 -----------------
                            Agricultural      Estate       Others    Amount       %
                            -------------   -----------   -------   --------   ------
Variable rate loans:

   Three months or less        $107,918       $26,112     $ 2,802   $136,832    27.87%
   Over three months to
     twelve months                   15         1,649          --      1,664     0.34%
   Over one year to
     five years                     545         8,949          --      9,494     1.93%
   Over five years                   --            --          --         --       --
                               --------       -------     -------   --------   ------
     Total variable rate
        loans                  $108,478       $36,710     $ 2,802   $147,990    30.14%
                               --------       -------     -------   --------   ------
Total loans:

   Three months or less        $118,747       $28,685     $ 5,930   $153,362    31.24%
   Over three months to
     twelve months               40,142         4,750       2,651     47,543     9.68%
   Over one year to
      five years                159,904        36,160      21,299    217,363    44.27%
   Over five years               40,497        29,632       2,588     72,717    14.81%
                               --------       -------     -------   --------   ------
          Total loans          $359,290       $99,227     $32,468   $490,985   100.00%
                               ========       =======     =======   ========   ======

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Bank's loan portfolio yielded 8.59% during 2001 as compared to an average yield of 9.65% during 2000.

Investment Securities

MountainBank uses its investment portfolio as a tool to provide liquidity, manage interest rate risk and provide supplemental earnings. During the later half of 2001, management was able to begin increasing the percentage of floating rate loans within the Bank's loan portfolio. By the end of 2001, this ratio had been successfully increased from approximately 32% of total loans to approximately 40%. Management began this process in anticipation of a stabilizing interest rate environment and projected increases in rates over the next four to six quarters. Management has continued to focus on maintaining the majority of its investment securities in floating rate instruments to aid in mitigating interest rate risk associated with the fixed rate component of the Bank's loan portfolio, and accordingly, has been willing to accept somewhat lower investment yields for shorter duration within the investment portfolio.

With the Bank's rapid growth since its inception and with continuing growth expected by management, the need to manage liquidity through the investment portfolio has been acknowledged by classifying all of its investment securities as available for sale. Accordingly, these securities may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of the Bank's balance sheet as deemed necessary. Table 8 presents the investment portfolio at December 31, 2001 by major type of investments and maturity ranges. At December 31, 2001, the market value of the investment portfolio was $45.4 million, representing market appreciation of $96 thousand as compared to book value at that date. At December 31, 2000 the market value of the investment portfolio was $35.9 million.

Table 8.  Investment Securities (dollars in thousands)

December 31, 2001, Available for Sale

                                                             One Year   After Five
                               In One Year   Through Five    Through     After Ten             Market
                                 or Less         Years      Ten Years      Years      Total     Value
                               -----------   ------------   ---------   ----------   -------   -------
Investment securities:
U.S. Government agencies         $3,628         $3,549        $   --      $    --    $ 7,177   $ 7,162
U.S. Government agency
   pools (MBS)                       --            188         1,584       21,860     23,632    23,709
Municipals                          597          3,124            --           --      3,721     3,755
U.S. Government agency
   Preferred stock                   --             --            --        7,830      7,830     7,830
Restricted equity securities         --             --            --        2,931      2,931     2,931
                                 ------         ------        ------      -------    -------   -------
       Total                     $4,225         $6,861        $1,584      $32,621    $45,291   $45,387
                                 ======         ======        ======      ========   ========  =======

Weighted average yields:
U.S. Government agencies           6.84%          5.72%           --%          --%      6.29%
U.S. Government agencies
    pools (MBS)                      --%          5.94%         6.34%        5.63%      5.68%
Municipals (tax equivalent)        4.86%          5.24%           --%          --%      5.18%
U.S. Government agencies
  Preferred Stock                    --%            --%           --%        2.74%      2.74%
Restricted equity securities         --%            --%           --%        5.57%      5.57%
                                 -------        ------        ------      -------    -------
       Consolidated                4.08%          5.51%         6.34%        4.93%      5.22%
                                 =======        ======        ======      =======    =======

December 31, 2000, Available for Sale

                                                            One Year    After Five
                               In One Year   Through Five    Through     After Ten             Market
                                 or Less         Years      Ten Years      Years      Total     Value
                               -----------   ------------   ---------   ----------   -------   -------
Investment securities:
U.S. Government agencies          $ --          $  --         $ --        $ 9,385    $ 9,385   $ 9,344
U.S. Government agency
   pools (MBS)                      --             --           --         25,006     25,006    25,260
Municipals                          --            814           --             --        814       812
Restricted equity securities        --             --           --            453        453       453
                                  ----          -----         ----        -------    -------   -------
       Total                      $ --          $ 814         $ --        $34,844    $35,658   $35,869
                                  ====          =====         ====        =======    =======   =======

Weighted average yields:
U. S. Treasury Note                 --%            --%          --%            --%        --%
U.S. Government agencies            --%            --%          --%          6.86%      6.86%
Municipals (tax equivalent)         --%            --%          --%          6.64%      6.64%
U.S. Government agencies            --%          7.32%          --%            --%      7.32%
    pools (MBS)                     --%            --%          --%          5.57%      5.57%
                                  ----          -----         ----        -------    -------
       Consolidated                 --%          7.32%          --%          6.69%      6.70%
                                  ====          =====         ====        ========   ========

                                       20

Average overnight investments totaled $12.8 million or 3.37% of average assets for the year ended December 31, 2001. At December 31, 2000, overnight investments totaled $12.1 million. Federal funds sold and interest bearing deposits with banks represent the most liquid portion of the Bank's invested funds and generally the lowest yielding portion of earning assets. Management expects to maintain overnight and other short term investments at levels sufficient to meet liquidity demands, but at relatively low levels so as to maximize the Company's earning potential.

Deposits

The primary goal of the Bank's expansion of its geographic market area is the ability to attract and access additional deposits. Retail deposits gathered through the Bank's branch network continues to be its principal source of funding, although during fiscal 2000 wholesale funding sources were added to the Bank's funding mix. Management considers acquisition of core deposits as one of the most fundamental sources of increased franchise value and intends to continue to expand both the Bank's geographic markets and further penetrate its current markets. Management believes that generation of quality loan assets can be materially impacted by the level of service provided to the customer, but that a significant portion of depositors are viewed as more rate sensitive than service oriented. Therefore, the Bank's primary advertising and mass media marketing efforts are geared toward attracting deposits and it remains the Bank's primary deposit gathering strategy to provide these customers with both competitive rates and exceptional service.

Due to the popularity of the Bank's primary market area as a favored retirement destination, a higher percentage of its certificates of deposit are concentrated in CDs over $100 thousand as compared to peer institutions. Due to the market demographics within the Bank's primary area of operations, management generally differentiates little between jumbo CDs and smaller denomination certificates in projecting retention rates for certificates. During 2001, certificates of deposit comprised 72.1% of the Bank's average deposit base as compared with 63.3% during 2000. One of management's stated goals for fiscal 2002 is to increase the volume of non-CD deposits as a ratio of total deposits. Management expects to substantially increase the actual dollar amount of these deposits during the next year, however, depending on the funding requirements dictated by net loan growth, a reduction in non-CD deposits to total deposits may be nominal until total balance sheet growth moderates further.

Average deposits for the year ended December 31, 2001 totaled $325.5 million as compared with $164.9 million for the same period in 2000. The Bank's percentage of interest bearing deposits decreased slightly to 92.9% from 93.3% in 2000. Management desires to decrease this ratio further as additional emphasis is placed on the cross-selling of demand deposit accounts and increasing the Bank's account per customer ratio. Demand deposits are generally considered the most difficult deposit accounts to acquire, however, management remains intent on emphasizing acquisition of demand deposits as one of MountainBank's primary goals. Therefore, it is anticipated that the percentage of interest bearing deposits will continue to trend downward slowly. Average deposits for the periods ended December 31, 2001 and December 31, 2000 are summarized in Table 9 below.

Table 9.  Deposit Mix (dollars in thousands)

                                        December 31, 2001   December 31, 2000
                                        -----------------   -----------------
                                         Average             Average
                                         Balance      %      Balance      %
                                        --------   ------   --------   ------
Interest-bearing deposits:
  NOW Accounts                          $ 18,433     5.66%  $ 11,174     6.78%
  Money Market                            45,651    14.02%    36,221    21.96%
  Savings                                  3,461     1.06%     2,020     1.22%
  Certificates of deposit                234,739    72.12%   104,427    63.32%
                                        --------   ------   --------   ------
      Total interest-bearing deposits    302,284    92.86%   153,842    93.28%
Noninterest-bearing deposits              23,241     7.14%    11,079     6.72%
                                        --------   ------   --------   ------
      Total deposits                    $325,525   100.00%  $164,921   100.00%
                                        ========   ======   ========   ======

At December 31, 2001, certificates of deposit denominated in amounts of $100 thousand or more totaled $120.5 million as compared with $66.4 million at December 31, 2000. This represents an increase of $54.1 million. The percentage of total deposits represented by these certificates decreased to 25.8% at December 31, 2001 as compared with 28.5% at December 31, 2000. Table 10 provides maturity information relating to Certificates of Deposit of $100,000 or more at December 31, 2001 and 2000.

Table 10.  Large time deposit maturities

Analysis of time deposits of $100,000 or more at December 31, 2001 and 2000 (dollars in thousands):

                                                        2001       2000
                                                      --------   -------

Remaining maturity of three months or less            $ 49,645   $23,220
Remaining maturity over three through twelve months     65,848    38,379
Remaining maturity over twelve months                    5,019     4,788
                                                      --------   -------
    Total time deposits of $100,000 or more           $120,512   $66,387
                                                      ========   =======

Capital Adequacy

With the Company's rapid growth, capital acquisition has become one of its primary challenges and constraints during 2001. Capital was increased during 2001 by $18.9 million or 104.0% primarily through retention of earnings, acquisition of First Western Bank and through the issuance of Preferred Stock. At December 31, 2001, approximately $2.2 million in Preferred Stock had been issued which represented stock sold in the first two weeks of the offering. Upon closing this Preferred Stock offering in early March 2002, nearly $9.0 million had been generated from this offering.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2001 the Company's Tier 1 risk-weighted capital ratio and total capital ratio were 6.75% and 8.01%, respectively. With the inclusion of the Preferred Stock sold during the first quarter of 2002, these two ratios would have increased to 8.10% and 9.35%, respectively for the Company.

MountainBank also has capital ratio constraints with which to comply. These ratios are slightly different than those required at the parent company level. At December 31, 2001, MountainBank's capital ratios were as follows. Tier I leverage ratio, 8.43%, Tier I risk-based capital ratio, 7.62% and total risk-based ratio, 8.87%. These capital ratios were sufficient at December 31, 2001 to classify the Bank as "adequately capitalized" in accordance with the FDIC's regulatory capital rules. To be classified as well capitalized on the same measurement date, the Bank's total risk based capital ratio would have had to be 10% or greater. At December 31, 2001 the Bank had 3,112,699 shares of common stock outstanding that were held by approximately 2,800 stockholders.

Nonperforming and Problem Assets

Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management's intent with regard to maintaining a high level of credit quality is to identify, quantify and assess these risks and to manage them effectively. The Bank's internal credit underwriting policies and procedures are designed to provide a high level of credit quality while allowing the lending function to be responsive to the needs of its customers. These policies and procedures include officer and customer limits, periodic loan documentation review, on-going credit review and follow up on exceptions to credit policies.

Nonperforming assets at December 31, 2001 and 2000 are analyzed in Table 11.

Table 11.  Nonperforming Assets (dollars in thousands)

                                                               December 31,
                                                             --------------
                                                              2001     2000
                                                             ------    ----
Nonaccrual loans                                             $1,528    $266
Loans past due 90 days or more and still accruing interest       --      --
Other real estate owned                                          --      --
                                                             ------    ----
                                                             $1,528    $266
                                                             ======    ====

Nonaccrual loans comprised .31% and .13% of outstanding gross loans at December 31, 2001 and 2000, respectively.

Liquidity and Interest Rate Sensitivity

Liquidity is defined as the Company's ability to meet all short-term demands for funds on a timely basis. Such demands include funding of loans and other asset purchases or originations, reduction or liquidation of deposit accounts by customers and principal and interest payments on debt of both the Bank and its parent company. Liquidity at the Bank level is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. Liquidity may also be provided through accumulation of core deposits, increasing large denomination certificates from both retail and wholesale sources, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank as well as the Federal Reserve Bank and also the ability to generate funds through the issuance of long-term debt and equity. With the proportional increase in loans, the Bank's liquidity ratio was reduced during 2001. However, management has established additional upstream lines of credit and believes that current liquidity levels are satisfactory to meet known and anticipated liquidity needs.

The Company strives to limit the effect of changes in interest rates on both the Company's net interest income as well as the market value of its assets and liabilities while maximizing net interest income under these constraints. Interest rate risk management aims to manage the pricing and duration of assets and liabilities so that the effects of interest rate changes do not result in wide fluctuations of either the Bank's net interest income or the market values of assets and liabilities. Next to credit risk, interest rate risk is considered one of the more significant risks requiring on-going monitoring and management. Interest rate risk is defined as the effect that changes in interest rates would have on net interest income as interest-sensitive assets and liabilities either reprice or mature. Management attempts to correlate the repricing of the Bank's portfolios of earning assets and interest-bearing liabilities so as to afford protection from significant erosion of net interest margin resulting from changes in interest rates. Table 12 shows the sensitivity of the Bank's balance sheet at December 31, 2001 and is not necessarily indicative of the position on other dates. On that date, the Bank appeared to be cumulatively asset-sensitive (earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates).

Matching sensitive positions alone does not ensure the Bank has limited interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are matched.

Table 12. Interest Rate Sensitivity (dollars in thousands)

                               December 31, 2001 Asset and Liability Maturities and Repricings
                               ---------------------------------------------------------------
                                  1 - 3        4 - 12       13 - 60      Over 60
                                  Months       Months        Months       Months       Total
                                 --------     --------     ---------     -------     --------
Earning assets:
  Loans                          $153,362     $ 47,543     $ 218,662     $72,717     $492,284
  Investments                      14,637        3,476        15,311      11,964       45,388
  Interest bearing deposits
       with banks                     525           --            --          --          525
  Federal Funds Sold                   --           --            --          --           --
                                 --------     --------     ---------     -------     --------
     Total                       $168,524     $ 51,019     $ 233,973     $84,681     $538,197
                                 ========     ========     =========     =======     ========

Interest-bearing deposits:

  NOW accounts                   $ 31,638     $     --     $      --     $    --     $ 31,638
  Money market                     67,201           --            --          --       67,201
  Savings                           7,765           --            --          --        7,765
  Certificates of Deposit         128,767      179,173        10,593       1,182      319,715
  Repurchase agreements/Fed
     funds purchased                5,240           --            --          --        5,240
  Other                             7,750           --            --      36,869       44,619
                                 --------     --------     ---------     -------     --------
     Total                       $248,361     $179,173     $  10,593     $38,051     $476,178
                                 ========     ========     =========     =======     ========

Interest sensitivity gap         $(79,837)   $(128,154)    $ 223,380     $46,630     $ 62,019

Cumulative interest
   sensitivity gap               $(79,837)   $(207,991)    $  15,389     $62,019     $ 62,019

Ratio of sensitive assets to
  sensitive liabilities             67.85%       28.47%     2,208.75%     222.55%      113.02%

Cumulative ratio of
   sensitive assets to
   sensitive liabilities            67.85%       51.35%       103.51%     113.02%      113.02%

Table 13. Key Financial Ratios.

                           December 31,   December 31,   December 31,
                               2001          2000           1999
                           ------------   ------------   ------------
Return on average assets       0.66%         0.57%          0.37%
Return on average equity      12.71%         7.14%          3.93%
Equity to assets               6.62%         7.03%          8.04%


Forward-Looking Statments

          Certain information contained in this discussion may include "foward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are generally identified by phrases such as "MFC expects," "MFC believes" or words of similar import. The forward-looking statements involve known and unknown risks including, but not limited to, changes in general economic and business conditions, interest rate fluctuations, competition within and from outside the banking industry, new products and services in the banking industry, risk inherent in making loans such as repayment risks and fluctuating collateral values, problems with technology utilized by MFC, changing trends in customer profiles and changes in laws and regulations applicable to MFC. Although MFC believes that its expectations with respect to the forward-looking statements are based upon reliable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that MFC's actual results, performance or achievements will not differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7. Financial Statements.

                          Independent Auditor's Report

Board of Directors and Stockholders
MountainBank Financial Corporation

We have audited the accompanying consolidated balance sheets of MountainBank Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MountainBank Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Larrowe & Company, PLLC

Galax, Virginia
February 1, 2002, except for Note 21, as to which the date is March 20, 2002

Consolidated Balance Sheets
December 31, 2001 and 2000

--------------------------------------------------------------------------------

Assets                                                               2001           2000
                                                                 ------------   ------------
Cash and due from banks                                          $ 10,125,801   $  7,797,745
Interest bearing deposits with banks                                  524,767      3,667,612
Federal funds sold                                                         --      9,220,000
Investment securities available for sale                           34,626,207     35,415,821
Restricted equity securities                                       10,761,398        453,300
Loans, net of allowance for loan losses $7,113,269
   in 2001 and $3,006,842 in 2000                                 483,871,913    197,372,973
Property and equipment, net                                         7,203,652      2,322,157
Accrued income                                                      3,248,609      2,007,804
Intangible assets, net                                              2,820,307             --
Other assets                                                        7,940,308        851,608
                                                                 ------------   ------------
       Total assets                                              $561,122,962   $259,109,020
                                                                 ============   ============

Liabilities and Stockholders' Equity

Liabilities
   Noninterest-bearing deposits                                  $ 41,187,520   $ 15,531,055
   Interest-bearing deposits                                      426,319,154    217,807,421
                                                                 ------------   ------------
       Total deposits                                             467,506,674    233,338,476

   Federal funds purchased and securities
     sold under agreements to repurchase                            5,239,949      3,145,147
   Short-term debt                                                  1,250,000             --
   Long-term debt                                                  42,633,140             --
   Obligations under capital lease                                    735,567        759,804
   Accrued interest payable                                         4,778,290      2,840,440
   Other liabilities                                                1,963,950        814,734
                                                                 ------------   ------------
       Total liabilities                                          524,107,570    240,898,601
                                                                 ------------   ------------

   Commitments and contingencies

Stockholders' equity
   Preferred stock, no par value; 3,000,000 shares authorized;
     92,667 shares issued and outstanding in 2001 and no
     shares issued or outstanding in 2000                           2,224,008             --
   Common stock, $4 par value; 10,000,000 shares
     authorized; 3,112,699 and 1,871,938 shares issued
     and outstanding in 2001 and 2000, respectively                12,450,796      7,487,752
   Surplus                                                         18,584,215      9,400,906
   Retained earnings                                                3,692,648      1,182,510
   Accumulated other comprehensive income (loss)                       63,725        139,251
                                                                 ------------   ------------
       Total stockholders' equity                                  37,015,392     18,210,419
                                                                 ------------   ------------
       Total liabilities and stockholders' equity                $561,122,962   $259,109,020
                                                                 ============   ============

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
For the years ended December 31, 2001, 2000, and 1999

--------------------------------------------------------------------------------

                                                        2001         2000          1999
                                                    -----------   -----------   ----------
Interest and dividend income
   Loans and fees on loans                          $27,105,680   $13,210,158   $5,649,738
   Federal funds sold                                   286,189       241,412      331,405
   Investment securities, taxable                     1,697,706     1,840,309      510,255
   Investment securities, nontaxable                     76,220         6,708           --
   Deposit with banks                                   242,369       504,981      257,071
   Dividends                                            411,883        17,541        3,160
   Other                                                 86,356            --           --
                                                    -----------   -----------   ----------
     Total interest and dividend income              29,906,403    15,821,109    6,751,629
                                                    -----------   -----------   ----------

Interest expense
   Deposits                                          15,281,358     8,795,951    3,444,426
   Federal funds purchased and securities
     sold under agreements to repurchase                196,202       152,766       54,853
   Other borrowed funds                               1,143,869        67,720       61,968
                                                    -----------   -----------   ----------
     Total interest expense                          16,621,429     9,016,437    3,561,247
                                                    -----------   -----------   ----------
     Net interest income                             13,284,974     6,804,672    3,190,382

Provision for loan losses                             3,347,000     1,905,000      826,500
                                                    -----------   -----------   ----------
     Net interest income after provision
       for loan losses                                9,937,974     4,899,672    2,363,882
                                                    -----------   -----------   ----------

Noninterest income
   Service charges on deposit accounts                  940,333       460,984      230,715
   Mortgage origination income                        1,434,726       499,212      493,077
   Gain on sale of loans                                164,667       150,977           --
   Net realized gain (loss) on sale of securities       121,112            --           --
   Other service charges and fees                       127,951        60,240       35,018
   Other income                                         205,580       146,514       22,893
                                                    -----------   -----------   ----------
     Total noninterest income                         2,994,369     1,317,927      781,703
                                                    -----------   -----------   ----------

Noninterest expense
   Salaries and employee benefits                     4,792,855     2,416,831    1,396,715
   Occupancy                                            570,935       315,702      209,841
   Equipment                                            662,481       348,619      196,212
   Data processing                                      521,239       298,178      157,521
   Amortization of intangible assets                     18,266            --           --
   Other general and administrative                   2,640,630     1,199,182      859,468
                                                    -----------   -----------   ----------
     Total noninterest expense                        9,206,406     4,578,512    2,819,757
                                                    -----------   -----------   ----------
     Income before income taxes                       3,725,937     1,639,087      325,828

Income tax expense                                    1,215,799       583,118           --
                                                    -----------   -----------   ----------
     Net income                                     $ 2,510,138   $ 1,055,969   $  325,828
                                                    ===========   ===========   ==========

Basic earnings per share                            $      1.11   $       .52   $      .22
                                                    ===========   ===========   ==========
Diluted earnings per share                          $      1.01   $       .48   $      .19
                                                    ===========   ===========   ==========
Weighted average shares outstanding                   2,256,780     2,041,711    1,524,865
                                                    ===========   ===========   ==========

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------


                                                                                     Accumulated
                                        Stock                            Retained       Other
                               ------------------------                  Earnings    Comprehensive
                               Preferred       Common       Surplus     (Deficit)    Income (Loss)      Total
                               ----------   -----------   -----------   ----------   -------------   ------------
Balance, December 31, 1998     $       --   $ 3,657,830   $ 2,695,579   $ (199,287)     $ 22,461      $ 6,176,583

Comprehensive income
Net income                             --            --            --      325,828            --          325,828
Net change in unrealized
  appreciation on
  investment securities
  available for sale                   --            --            --           --       (81,542)         (81,542)
                                                                                                      -----------
Total comprehensive income                                                                                244,286

Shares issued                          --     1,121,735     2,627,813           --            --        3,749,548
Stock options exercised                --        28,635        23,880           --            --           52,515
Stock split, effected in the
  form of a dividend                   --       961,530      (961,530)          --            --               --
Fractions redeemed                     --            --          (440)          --            --             (440)
                               ----------   -----------   -----------   ----------      --------      -----------
Balance, December 31, 1999             --     5,769,730     4,385,302      126,541       (59,081)      10,222,492

Comprehensive income
Net income                             --            --            --    1,055,969            --        1,055,969
Net change in unrealized
  appreciation on
  investment securities
  available for sale                   --            --            --           --       198,332          198,332
                                                                                                      -----------
Total comprehensive income                                                                              1,254,301

Fractional shares
 purchased                             --          (323)          323           --            --               --
Shares sold                            --     1,705,325     5,005,128           --            --        6,710,453
Stock options exercised                --        13,020        10,153           --            --           23,173
                               ----------   -----------   -----------   ----------      --------      -----------
Balance, December 31, 2000             --     7,487,752     9,400,906    1,182,510       139,251       18,210,419

Comprehensive income
Net income                             --            --            --    2,510,138            --        2,510,138
Net change in unrealized
  appreciation on
  investment securities
  available for sale                   --            --            --           --       (75,526)         (75,526)
                                                                                                      -----------
Total comprehensive income                                                                              2,434,612

Shares sold                     2,224,008            --            --           --            --        2,224,008
Shares issued to acquire
  PremierMortgage
  Associates, Inc.                     --        80,000       220,000           --            --          300,000
Shares issued to acquire
  First Western Bank                   --     2,751,364    11,005,456           --            --       13,756,820
Stock options exercised                --        56,548        32,985           --            --           89,533
Stock split, effected in
  the form of a dividend               --     2,075,132    (2,075,132)          --            --               --
                               ----------   -----------   -----------   ----------      --------      -----------
Balance, December 31, 2001     $2,224,008   $12,450,796   $18,584,215   $3,692,648      $ 63,725      $37,015,392
                               ==========   ===========   ===========   ==========      ========      ===========

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

                                                                        2001            2000           1999
                                                                    -------------   -------------   ------------
Cash flows from operating activities
   Net income                                                       $   2,510,138   $   1,055,969   $    325,828
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                      501,854         298,096        185,897
       Provision for loan losses                                        3,347,000       1,905,000        826,500
       Deferred income taxes                                           (1,051,748)       (536,147)       (97,591)
       Net realized gains (losses) on securities                         (121,112)             --             --
       Accretion of discount on securities, net of
        amortization of premiums                                            5,544         (33,062)        (5,570)
   Changes in assets and liabilities:
     Accrued income                                                      (820,255)     (1,183,402)      (473,653)
     Other assets                                                        (282,764)        (18,298)      (110,778)
     Accrued interest payable                                           1,623,009       2,013,733        269,138
     Other liabilities                                                   (717,434)        587,219         94,703
                                                                    -------------   -------------   ------------
           Net cash provided by operating activities                    4,994,232       4,089,108      1,014,474
                                                                    -------------   -------------   ------------

Cash flows from investing activities
   Net (increase) decrease in federal funds sold                        9,220,000      (7,650,000)    (1,250,000)
   Net (increase)decrease in interest-bearing deposits with banks       3,142,845       7,592,546    (11,260,158)
   Purchases of investment securities                                 (48,053,773)    (24,435,517)   (14,923,637)
   Sales of investment securities                                      34,310,826              --        500,000
   Maturities of investment securities                                 12,712,832       7,624,252      1,764,056
   Net increase in loans                                             (208,389,931)   (110,779,605)   (41,717,141)
   Purchases of property and equipment                                 (1,372,115)       (984,132)      (532,842)
   Acquisition of First Western Bank                                    2,931,515              --             --
   Acquisition of PremierMortgage Associates, Inc.                          3,959              --             --
   Investment in BOLI                                                  (4,900,000)             --             --
                                                                    -------------   -------------   ------------
           Net cash used in investing activities                     (200,393,842)   (128,632,456)   (67,419,722)
                                                                    -------------   -------------   ------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                        14,455,004       8,748,989      2,090,510
   Net increase in interest-bearing deposits                          148,302,466     110,703,326     61,435,915
   Net increase in federal funds purchased and
     securities sold under agreements to repurchase                     1,180,892       1,877,625        663,000
   Net increase in debt                                                31,500,000              --             --
   Repayment of obligations under capital lease                           (24,237)        (20,680)       (22,124)
   Proceeds from the issuance of common stock, net                         89,533       6,733,626      3,801,623
   Proceeds from issuance of preferred stock                            2,224,008              --             --
                                                                    -------------   -------------   ------------
           Net cash provided by financing activities                  197,727,666     128,042,886     67,968,924
                                                                    -------------   -------------   ------------
           Net increase in cash and cash equivalents                    2,328,056       3,499,538      1,563,676

Cash and cash equivalents, beginning                                    7,797,745       4,298,207      2,734,531
                                                                    -------------   -------------   ------------
Cash and cash equivalents, ending                                   $  10,125,801   $   7,797,745   $  4,298,207
                                                                    =============   =============   ============

Supplemental disclosures of cash flow information
   Interest paid                                                    $  14,998,420   $   7,002,704   $  3,292,109
                                                                    =============   =============   ============
   Income taxes paid                                                $   2,611,852   $     620,965   $     90,843
                                                                    =============   =============   ============

See Notes to Consolidated Financial Statements

For the years ended December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------

Schedule of non-cash investing and financing transactions:

                                                             2001       2000   1999
                                                          -----------   ----   ----
Acquisition of PremierMortgage Associates, Inc.
   Assets acquired:
     Property and equipment, net                          $     4,011    $--    $--
     Goodwill                                                 292,259     --     --
                                                          -----------   ----    ---
                                                              296,270     --     --
                                                          -----------   ----    ---

Liabilities assumed
   Other liabilities                                              229     --     --
                                                          -----------   ----    ---
                                                                  229     --     --
                                                          -----------   ----    ---
Net non-cash assets acquired                              $   296,041    $--    $--
                                                          ===========   ====    ===

Payment for net assets acquired
   Cash paid at closing                                   $        --    $--    $--
   Less cash acquired at closing                                3,959     --     --
                                                          -----------   ----    ---
                                                               (3,959)    --     --
   Notes issued to stockholders of acquired corporation            --     --     --
   Stock issued to stockholders of acquired corporation       300,000     --     --
                                                          -----------   ----    ---
                                                          $   296,041    $--    $--
                                                          ===========   ====    ===

Acquisition of First Western Bank
   Assets acquired:
     Investment securities                                $ 8,487,236    $--    $--
     Loans, net of allowance for
       loan losses $1,230,596                              80,520,861     --     --
     Property and equipment, net                            4,007,223     --     --
     Other assets                                           1,217,563     --     --
     Acquired loan write-up                                   935,147     --     --
     Core deposit intangible                                2,546,314     --     --
                                                          -----------   ----    ---
                                                           97,714,344     --     --
                                                          -----------   ----    ---

Liabilities assumed
     Deposits                                              70,902,369     --     --
     Federal funds purchased and
       securities sold under agreements
       to repurchase                                          913,910     --     --
     Borrowings                                            12,750,000     --     --
     Other liabilities                                      2,181,261     --     --
     Acquired deposit valuation                               508,359     --     --
     Debt valuation allowance                                (366,860)    --     --
                                                          -----------   ----    ---
                                                           86,889,039     --     --
                                                          -----------   ----    ---
Net non-cash assets acquired                              $10,825,305    $--    $--
                                                          ===========   ====    ===

Payment for net assets acquired
   Cash paid at closing                                   $        --    $--    $--
   Less cash acquired at closing                            2,931,515     --     --
                                                          -----------   ----    ---
                                                           (2,931,515)    --     --
   Notes issued to stockholders of acquired corporation            --     --     --
   Stock issued to stockholders of acquired corporation    13,756,820     --     --
                                                          -----------   ----    ---
                                                          $10,825,305    $--    $--
                                                          ===========   ====    ===

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies

Organization

MountainBank Financial Corporation (the Company) was incorporated as a North Carolina corporation on January 10, 2001 to acquire the stock of MountainBank (the Bank). The Bank was acquired by the Company on March 30, 2001.

MountainBank was organized and incorporated under the laws of the State of North Carolina on June 25, 1997 and commenced operations on June 26, 1997. The Bank currently serves nine western North Carolina counties and surrounding areas through fourteen full service banking offices. As a state chartered bank which is not a member of the Federal Reserve, the Bank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

MountainBanc Mortgage Corporation was organized and incorporated under the laws of the State of North Carolina on July 19, 2001. MountainBanc Mortgage Corporation operates as a wholly-owned subsidiary of MountainBank and provides mortgage banking services to its customers in North and South Carolina. MountainBanc Mortgage Corporation commenced operations on October 1, 2001.

The accounting and reporting policies of the Company and the Bank follow generally accepted accounting principles and general practices within the financial services industry. Following is a summary of the more significant policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Bank and MountainBanc Mortgage. All material intercompany transactions and balances have been eliminated in consolidation.

Business segments

The Company reports its activities as a single business segment. In determining the appropriateness of segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

Substantially all of the Bank's loan portfolio consists of loans in its market area. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of foreclosed real estate are susceptible to changes in local market conditions. The regional economy is diverse, but influenced to an extent by the retirement, manufacturing and agricultural segments.

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowances for loan and foreclosed real estate losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan and foreclosed real estate losses may change materially in the near term.

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Cash and cash equivalents

For the purpose of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks.

Trading securities

The Bank does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities held to maturity

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. All securities held by the Bank at December 31, 2001 and 2000 were classified as available for sale.

Securities available for sale

Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held-to-maturity securities.

Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Allowance for loan losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.

Property and equipment

Bank premises, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                           Years
                                           -----
Buildings and improvements                  5-40
Furniture and equipment                     3-10

For assets recorded under the terms of capital leases, the present value of future minimum lease payments is treated as cost.

Foreclosed properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in loss on foreclosed real estate.

Stock-based compensation

The Bank accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Bank is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income taxes

Provision for income taxes is based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and consists of taxes currently due plus deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred income tax liability relating to unrealized appreciation (or the deferred tax asset in the case of unrealized depreciation) on investment securities available for sale is recorded in other liabilities (assets). Such unrealized appreciation or depreciation is recorded as an adjustment to equity in the financial statements and not included in income determination until realized. Accordingly, the resulting deferred income tax liability or asset is also recorded as an adjustment to equity.

Basic earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and dividends.

Diluted earnings per share

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The numerator is adjusted for any changes in income or loss that would result from the assumed conversion of those potential common shares.

Comprehensive income

Annual comprehensive income reflects the change in the Bank's equity during the year arising from transactions and events other than investment by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholder's equity rather than as income or expense.

Financial instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Bank are held or issued for purposes other than trading.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Financial instruments, continued

In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available-for-sale and held-to-maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Mortgage loans held for sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The carrying amount of accrued interest receivable approximates its fair value.

Deposit liabilities: The fair values disclosed for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Short-term borrowings: The carrying amounts of short-term debt approximate their fair values.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Fair value of financial instruments, continued

Long-term borrowings: The fair values of the Company's long-term borrowings are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowings arrangements.

Other liabilities: For fixed-rate loan commitments, fair value considers the difference between current levels of interest rates and the committed rates. The carrying amounts of other liabilities approximates fair value.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

Note 2. Business Combinations

On October 1, 2001, the Company acquired PremierMortgage Associates, Inc. in exchange for 20,000 shares of MountainBank Financial Corporation common stock in a transaction valued at $300,000. In conjunction with the acquisition, PremierMortgage Associates, Inc. was merged as a subsidiary of MountainBank and was renamed MountainBanc Mortgage Corporation.

On December 31, 2001, the Company acquired First Western Bank in exchange for 687,841 shares of MountainBank Financial Corporation common stock valued at $13,756,820. In conjunction with the acquisition, First Western Bank was merged with and into the Company's subsidiary, MountainBank.

The acquisitions were accounted for as purchase transactions and accordingly the results of operations attributable to the acquired companies are included in the consolidated financial statements only from the dates of acquisition. The excess of purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired. Identified intangible assets will be amortized over their expected useful life. The acquisitions are summarized as follows:

                                                                              Premier Mortgage
                                                         First Western Bank   Associates, Inc.
                                                         ------------------   ----------------
Purchase price                                              $ 13,756,820          $ 300,000
                                                            ------------          ---------

Loans, net                                                    81,456,008                 --
Investment securities                                          8,487,236                 --
Identified intangible assets                                   2,546,314                 --
Other assets                                                   8,156,301              7,970
Deposits                                                     (71,410,728)                --
Other liabilities                                            (15,478,311)              (229)
                                                            ------------          ---------
     Net tangible and identified intangible
       assets acquired (at fair market value)                 13,756,820              7,741
                                                            ------------          ---------
     Excess of purchase price over net tangible and
       identified intangible assets acquired (at fair
       market value)                                        $         --          $292,259
                                                            ============          =========

Results of operations for the years ending December 31, 2001 and 2000, as if the combination had occurred on January 1, 2000, are summarized below, for the acquisition of First Western Bank.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 2. Business Combinations, continued

                                          MountainBank
                                            Financial      First
                                           Corporation    Western                 Pro Forma
                                         & Subsidiaries    Bank     Adjustments   Combined
                                         --------------   -------   -----------   ---------
2001
----
Interest income                              $29,906      $ 6,237       $281       $36,424
Interest expense                              16,621        2,665         --        19,286
                                             -------      -------       ----       -------
       Net interest income                    13,285        3,572        281        17,138

Provision for credit loss                      3,347          905         --         4,252
Other income                                   2,994          771         --         3,765
Other expense                                  9,206        4,303        133        13,642
                                             -------      -------       ----       -------
       Income before income taxes              3,726         (865)       148         3,009

Income taxes (benefit)                         1,216         (294)        58           980
                                             -------      -------       ----       -------
       Net income (loss)                     $ 2,510      $  (571)      $ 90       $ 2,029
                                             =======      =======       ====       =======

                                          MountainBank
                                            Financial      First
                                           Corporation    Western                 Pro Forma
                                         & Subsidiaries    Bank     Adjustments   Combined
                                         --------------   -------   -----------   ---------
2000
----
Interest income                              $15,821      $ 4,968       $ 281      $21,070
Interest expense                               9,016        2,242          --       11,258
                                             -------      -------       -----      -------
       Net interest income                     6,805        2,726         281        9,812

Provision for credit loss                      1,905          199          --        2,104
Other income                                   1,318          612          --        1,930
Other expense                                  4,579        3,049         133        7,761
                                             -------      -------       -----      -------
       Income before income taxes              1,639           90         148        1,877

Income taxes (benefit)                           583         (349)        514          748
                                             -------      -------       -----      -------
       Net income (loss)                     $ 1,056      $   439       $(366)     $ 1,129
                                             =======      =======       =====      =======

Note 3. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $1,508,000 and $336,000 for the periods including December 31, 2001 and 2000, respectively.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 4. Securities

Debt and equity securities have been classified in the balance sheets according to management's intent. The carrying amounts of securities (all available-for-sale) and their approximate fair values at December 31 follow:

                                     Amortized    Unrealized   Unrealized      Fair
2001                                    Cost         Gains       Losses        Value
----                                -----------   ----------   ----------   -----------
Available for sale

U.S. Treasury securities            $        --    $     --     $     --    $        --
U.S. Government agency securities     7,176,546          --       14,678      7,161,868
State and municipal securities        3,720,981      40,356        6,240      3,755,097
Mortgage-backed securities           23,632,128     239,091      161,977     23,709,242
Restricted equity securities         10,761,398          --           --     10,761,398
                                    -----------    --------     --------    -----------
                                    $45,291,053    $279,447     $182,895    $45,387,605
                                    ===========    ========     ========    ===========

2000
----

Available for sale

U.S. Treasury securities            $        --    $     --     $     --    $        --
U.S. Government agency securities     9,385,060      21,397       62,487      9,343,970
State and municipal securities          813,947         547        2,793        811,701
Mortgage-backed securities           25,005,827     268,965       14,642     25,260,150
Restricted equity securities            453,300          --           --        453,300
                                    -----------    --------     --------    -----------
                                    $35,658,134    $290,909     $ 79,922    $35,869,121
                                    ===========    ========     ========    ===========

Investment securities with amortized cost of approximately $13,000,000 and $7,000,000 at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

There were no realized gains or losses on the sale or maturity of investment securities for the periods ended December 31, 2000 and 1999.

Gross realized gains and losses for the year ended December 31, 2001 are as follows:

                                                                          2001
                                                                        --------

Realized gains, available for sale securities                           $121,112
Realized losses, available for sale securities                                --
                                                                        --------
                                                                        $121,112
                                                                        ========

The scheduled maturities of investment securities (all available for sale) at December 31, 2001 were as follows:

                                                      Amortized         Fair
                                                        Cost            Value
                                                     -----------     -----------
Due in one year or less                              $ 4,224,757     $ 4,227,610
Due after one year through five years                  6,860,536       6,877,122
Due after five years through ten years                 1,584,350       1,584,350
Due after ten years                                   21,860,012      21,937,125
Restricted equity securities                          10,761,398      10,761,398
                                                     -----------     -----------
                                                     $45,291,053     $45,387,605
                                                     ===========     ===========

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 5. Loans Receivable

The major components of loans in the balance sheets at December 31, 2001 and 2000 are as follows (in thousands):

                                                             2001        2000
                                                           --------    ---------

Commercial                                                 $ 81,388    $ 29,381
Real estate:
   Construction and land development                         89,587      32,602
   Residential, 1-4 families                                 99,227      36,971
   Residential, 5 or more families                            4,326         596
   Farmland                                                   1,959         385
   Nonfarm, nonresidential                                  177,319      78,493
Agricultural                                                    403         996
Consumer                                                     32,468      20,968
Other                                                         5,607          --
                                                           --------    --------
                                                            492,284     200,392

Unearned loan origination fees, net of costs                 (1,299)        (12)
                                                           --------    --------
                                                            490,985     200,380

Allowance for loan losses                                    (7,113)     (3,007)
                                                           --------    --------
                                                           $483,872    $197,373
                                                           ========    ========

Note 6. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

                                            2001          2000          1999
                                         ----------    ----------    -----------

Balance, beginning                       $3,006,842    $1,247,068    $  751,816

Provision charged to expense              3,347,000     1,905,000       826,500
Recoveries of amounts charged off            15,173         4,800           630
Amounts charged off                        (486,342)     (150,026)     (331,878)
Allowance of acquired bank at date
   of acquisition                         1,230,596            --            --
                                         ----------    ----------    ----------
Balance, ending                          $7,113,269    $3,006,842    $1,247,068
                                         ==========    ==========    ==========

Notes to Consolidation Financial Statements

--------------------------------------------------------------------------------

Note 6.  Allowance for Loan Losses, continued

The following is a summary of information pertaining to impaired loans at December 31:

                                                             2001         2000
                                                          ----------     -------

Impaired loans without a valuation allowance              $       --     $    --
Impaired loans with a valuation allowance                  1,711,740      79,945
                                                          ----------     -------
         Total impaired loans                             $1,711,740     $79,945
                                                          ==========     =======

Valuation allowance related to impaired loans             $  805,530     $60,516
                                                          ==========     =======

                                                            2001      2000       1999
                                                          --------   -------   --------

Average investment in impaired loans                      $532,276   $21,393   $142,117
                                                          ========   =======   ========
Interest income recognized for the year                   $181,436   $   492   $  2,432
                                                          ========   =======   ========
Interest income recognized on a cash basis for the year   $120,576   $   492   $  2,432
                                                          ========   =======   ========

The Bank is not committed to lend additional funds to debtors whose loans have been modified.

Note 7. Property and Equipment

Components of property and equipment

Components of property and equipment and total accumulated depreciation at December 31, 2001 and 2000 are as follows:
                                                            2001         2000
                                                         ----------   ----------

Land, buildings and improvements                         $5,070,719   $1,221,110
Furniture and equipment                                   3,285,603    1,751,863
                                                         ----------   ----------
       Property and equipment, total                      8,356,322    2,972,973

Less accumulated depreciation                             1,152,670      650,816
                                                         ----------   ----------
       Property and equipment, net of depreciation       $7,203,652   $2,322,157
                                                         ==========   ==========

Notes to Consolidation Financial Statements

--------------------------------------------------------------------------------

Note 7. Property and Equipment, continued

Capital lease

The Bank leases its primary banking office under the provisions of an agreement with the Chairman of the Bank's Board of Directors which is accounted for as a capital lease. Minimum lease payments relating to the building have been capitalized as its cost. The lease calls for monthly payments of $6,700 per month for the first five years of the term with five-year segment adjustments based on changes in the CPI, and expires June 30, 2017. The lease also provides the Bank an option for two consecutive five-year renewal periods at the expiration of the original 20 year term. The banking office under capital lease at December 31, 2001 has a cost of $836,883, accumulated amortization of $189,044 and a net book value of $647,839. Amortization relating to the leased property is included in depreciation expense.

The future minimum lease payments under capital lease and the net present value of the future minimum lease payments at December 31, 2001 and 2000 are as follows:

                                                      2001              2000
                                                   ----------        ----------

Total minimum lease payments                       $1,246,200        $1,326,600
Amount representing interest                         (510,633)         (566,796)
                                                   ----------        ----------
Obligation under capital lease                     $  735,567        $  759,804
                                                   ==========        ==========

Operating leases

The Bank leases ten branch facilities under agreements accounted for as operating leases. These leases will expire between March 2003 and August 2008.

The Bank also leases a branch and its operations center under agreements accounted for as operating leases with the Chairman of the Bank's Board of Directors. These leases will expire December 31, 2003 and April 30, 2011, respectively. The monthly lease payments are $4,600 and $2,500.

Rental expense under operating leases was $307,104, $168,141 and $103,539 for 2001, 2000 and 1999, respectively. Future minimum commitments under noncancellable leases are as follows:

                            Operating     Capital
                             Leases       Leases
                           ----------   ----------

   2002                    $  291,840   $   80,400
   2003                       255,190       80,400
   2004                       191,400       80,400
   2005                       145,350       80,400
   2006                        74,000       80,400
Thereafter                    227,800      844,200
                           ----------   ----------
                           $1,185,580   $1,246,200
                           ==========   ==========

Notes to Consolidation Financial Statements

--------------------------------------------------------------------------------

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $120,512,039 and $66,386,988, respectively.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

      2002                    $308,452,044
2003 through 2004               10,089,864
2005 through 2007                1,172,987
2008 through 2011                   10,108
                              ------------
                              $319,725,003
                              ============

Note 9. Short-term Debt

Short-term debt consists of securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date. Additional information at December 31, 2001 and 2000 and for the periods then ended is summarized below:

                                                            2001          2000
                                                         -----------   ----------
Outstanding balance at December 31                       $ 6,489,949   $3,145,147
                                                         ===========   ==========
Year-end weighted average rate                                  1.93%        5.98%
                                                         ===========   ==========
Daily average outstanding during the period              $ 5,373,631   $2,069,879
                                                         ===========   ==========
Average rate for the period                                     3.65%        5.89%
                                                         ===========   ==========
Maximum outstanding at any month-end during the period   $10,840,114   $3,267,082
                                                         ===========   ==========

The Bank has established various credit facilities to provide additional liquidity if and as needed. These consist of unsecured lines of credit in the aggregate amount of $7,000,000 and secured lines of credit of approximately $35,000,000.

Note 10. Long-term Debt

Components of long-term debt at December 31, 2001 are as follows:

Federal Home Loan Bank advances                                     $36,500,000
Banker's Bank notes payable                                           6,500,000
Debt valuation allowance resulting from merger                         (366,860)
                                                                    -----------
                                                                    $42,633,140
                                                                    ===========

The advances from the Federal Home Loan Bank of Atlanta consist of two separate notes which bear interest, adjustable monthly, at fixed rates of 4.25% and 4.53%. The notes mature October 3, 2011 and April 18, 2011, respectively.

The notes payable to the Banker's Bank also consist of two separate notes which bear interest at Wall Street Journal Prime minus one (3.75% at December 31,
2001). Both notes mature March 31, 2008.

Notes to Consolidation Financial Statements

--------------------------------------------------------------------------------

Note 11. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows (dollars in thousands):

                                             December 31, 2001    December 31, 2000
                                             -----------------   -------------------
                                             Carrying    Fair    Carrying    Fair
                                              Amount     Value    Amount     Value
                                             --------   -------  --------   --------
Financial assets
   Cash and cash equivalents                 $ 10,126    10,126   $  7,798   $  7,798
   Interest-bearing deposits                      525       525      3,668      3,668
   Federal funds sold                              --        --      9,220      9,220
   Securities, available-for-sale              34,626    34,626     35,416     35,416
   Restricted equity securities                10,761    10,761        453        453
   Loans, net of allowance for loan losses    483,872   492,331    197,373    197,317

Financial liabilities
   Deposits                                   467,507   464,777    233,338    228,522
   Short-term debt                              6,490     6,490      3,145      3,145
   Long-term debt                              43,369    45,868        760        760

Off-balance-sheets assets (liabilities)
   Commitments to extend credit and
     standby letters of credit                     --       --         --         --

Note 12. Earnings per Share

The following table details the computation of basic and diluted earnings per share for the periods ended December 31, 2001, 2000 and 1999:

                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
Net income (loss) (income available to common shareholders)   $2,510,138   $1,055,969   $  325,828
                                                              ==========   ==========   ==========

Weighted average common shares outstanding                     2,256,780    2,041,711    1,524,865
Effect of dilutive securities, options                           216,560      195,434      138,482
                                                              ----------   ----------   ----------
Weighted average common shares outstanding, diluted            2,473,340    2,237,145    1,663,347
                                                              ==========   ==========   ==========

Basic earnings per share                                      $     1.11   $      .52   $      .22
                                                              ==========   ==========   ==========
Diluted earnings per share                                    $     1.01   $      .48   $      .19
                                                              ==========   ==========   ==========

Note 13. Stock Options

The Bank maintains a qualified incentive stock option plan which reserves up to 224,502 shares for the benefit of certain of the Bank's employees. Options granted under this plan are exercisable at no less than fair market value of the Bank's common stock at the date of grant, vest according to the terms of each particular grant and expire in no more than ten years.

The Bank also maintains a non-qualified stock option plan which reserves up to 224,502 shares for purchase by directors. Options granted under this plan are exercisable at no less than fair market value of the Bank's common stock at the date of grant, vest according to the terms of each particular grant and expire in no more than ten years.

Notes to Consolidation Financial Statements

--------------------------------------------------------------------------------

Note 13. Stock Options, continued

Activity under Bank plans during the periods ended December 31, 2001, 2000 and 1999 is summarized below:

                                       Qualified Plan      Non-Qualified Plan
                                    -------------------    -------------------
                                    Available              Available
                                    For Grant   Granted    For Grant   Granted
                                    ---------   -------    ---------   -------

Balance, December 31, 1998            21,384     50,424      14,111     52,595

   Granted                           (22,388)    22,388     (14,111)    14,111
   Exercised                              --       (432)         --     (5,295)
   Forfeited                           1,004     (1,004)         --         --
   Stock split                            --     14,275          --     12,282
                                     -------    -------     -------    -------
Balance, December 31, 1999                --     85,651          --     73,693

   Amendment to plan                  63,268         --      63,268         --
   Granted                           (51,864)    51,864     (63,268)    63,268
   Exercised                              --     (2,201)         --         --
   Forfeited                           4,260     (4,260)         --         --
   Stock split                         3,916     32,764          --     34,240
                                     -------    -------     -------    -------
Balance, December 31, 2000            19,580    163,818          --    171,201

   Relationship changes                   --     47,333          --     68,750
   Granted                                --         --          --         --
   Exercised                              --     (1,967)         --    (12,170)
   Forfeited                           4,595     (4,595)         --         --
   Stock split                         4,835     40,918          --     45,556
                                     -------    -------     -------    -------
Balance, December 31, 2001            29,010    245,507          --    273,337
                                     =======    =======     =======    =======

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 13. Stock Options, continued

Additional information related to options for the periods ended December 31, 2001, 2000 and 1999 is detailed below:

                                                                   2001        2000       1999
                                                                ----------   --------   --------
Outstanding options:
   Weighted average exercise price, beginning of the year       $     8.78   $   6.49   $   5.14
   Weighted average exercise price, end of the year             $    11.17   $   8.78   $   6.49
   Range of exercise prices:
     From                                                       $     5.09   $   5.09   $   5.09
     To                                                         $    18.33   $  13.33   $  11.12
   Weighted averaged remaining contractual life in months               75        100        101

Exercisable options outstanding at December 31:
   Number                                                          349,687    213,964    106,944
   Weighted average exercise price                              $    10.18   $   5.97   $   5.45

Weighted average exercise price of options:
   Granted during the year                                      $       --   $  13.33   $  10.08
   Exercised during the year                                    $     5.28   $   5.93   $   5.09
   Forfeited during the year                                    $    12.30   $   8.98   $   7.26
   Expired during the year                                      $       --   $     --   $     --

Grant-date fair value:
   Options granted during the year                              $       --   $918,778   $296,010

Significant assumptions used in determining
   fair value of options granted:
   Risk-free interest rate                                              --       5.25%       6.0%
   Expected life in years                                               --         10         10
   Expected dividends                                                   --         --         --
   Expected volatility                                                  --       0.85%      1.40%

Results of operations:
   Compensation cost recognized in income for all
     stock-based compensation awards                            $       --   $     --   $     --
                                                                ==========   ========   ========
   Pro forma net income, based on SFAS No. 123                  $2,510,138   $449,576   $ 29,818
                                                                ==========   ========   ========
   Pro forma earnings per common share,
     based on SFAS No. 123                                      $     1.11   $   0.22   $  0.02
                                                                ==========   ========   =======

Note 14. Benefit Plans

Defined contribution plans

The Bank maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees at least 21 years of age who have completed three months of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Bank may make additional contributions at the discretion of the Board of Directors. The Bank contribution was approximately $33,330, $24,572, and $13,629 for 2001, 2000 and 1999, respectively.

Cafeteria plan

The Bank adopted a cafeteria plan on December 18, 2000 which provides its employees with a choice between compensation and certain qualified benefit plans including medical reimbursement, group accident and health insurance, dependent care assistance, and group term life insurance. The Company's only expense relating to this plan relates to administration costs.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 15. Income Taxes

Current and deferred income tax components

The components of income tax expense are as follows:

                                                    2001            2000         1999
                                                 -----------    ----------    ---------
Current                                          $ 2,267,547    $1,119,265    $ 211,233
Deferred                                          (1,051,748)     (490,229)     (97,591)
Deferred tax asset valuation allowance change             --       (45,918)    (113,642)
                                                 -----------    ----------    ---------
                                                 $ 1,215,799    $  583,118    $      --
                                                 ===========    ==========    =========

Rate reconciliation

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

                                                    2001         2000         1999
                                                 ----------    --------    ---------
Tax at statutory federal rate                    $1,266,819    $557,290    $ 110,782
State income tax, net of federal benefit            196,000      80,818        2,945
Tax exempt income                                  (138,306)     (6,033)          --
Other                                              (108,714)     (3,039)         (85)
Deferred tax asset valuation allowance change            --     (45,918)    (113,642)
                                                 ----------    --------    ---------
                                                 $1,215,799    $583,118    $      --
                                                 ==========    ========    =========

Deferred income tax analysis

The significant components of net deferred tax assets (primarily Federal) at December 31, 2001 and 2000, are summarized as follows:

                                                         2001           2000
                                                      ----------     ---------
Deferred tax assets
   Allowance for loan losses                          $2,475,876     $ 903,761
   Pre-opening expenses                                   31,421        37,171
   Net operating losses of acquired company              260,324            --
   Accrued expenses                                       26,392            --
   Other                                                   8,170            --
                                                      ----------     ---------
       Deferred tax asset                              2,802,183       940,932
                                                      ----------     ---------

Deferred tax liabilities
   Net unrealized appreciation on securities
     available for sale                                  (32,828)      (71,736)
   Other securities basis adjustment                    (414,439)           --
   Purchase accounting adjustments                      (336,033)           --
   First Home Loan Bank stock dividends                  (50,544)           --
   Depreciation                                          (80,168)      (50,895)
   Accretion of bond discount                            (33,430)       (6,143)
                                                      ----------     ---------
       Deferred tax liabilities                         (947,442)     (128,774)
                                                      ----------     ---------
       Net deferred tax asset                         $1,854,741     $ 812,158
                                                      ==========     =========

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 16. Commitments and Contingencies

Litigation

In the normal course of business the Bank is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Financial instruments with off-balance-sheet risk

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of the Bank's commitments (approximately) at December 31, 2001 and 2000, is as follows:

                                                     2001                2000
                                                  -----------        -----------

Commitments to extend credit                      $74,678,000        $39,351,000
Standby letters of credit                           5,294,000          1,498,000
                                                  -----------        -----------
                                                  $79,972,000        $40,849,000
                                                  ===========        ===========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Bank deems necessary.

Concentrations of credit risk

Substantially all of the Bank's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Bank's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of approximately $4,000,000. Although the Bank has a reasonably diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in and around its market area. A significant amount of the real estate loans set forth in Note 5 are secured by commercial real estate. In addition, the Bank has a loan concentration relating to customers who are in the business of land development and loans secured by commercial real estate. Total loans to this industrial group amounted to approximately $242,500,000 at December 31, 2001 and $84,500,000 at December 31, 2000.

The Bank from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 16. Commitments and Contingencies, continued

Other commitments

The Bank has entered into employment agreements with certain of its key officers covering duties, salary, benefits, provisions for termination and Bank obligations in the event of merger or acquisition.

Note 17. Regulatory Restrictions

Dividends

The Company's dividend payments are made from dividends received from the Bank. The Bank, as a North Carolina chartered bank, may pay dividends only out of its undivided profits as determined pursuant to North Carolina General Statutes
Section 53-87. However, regulatory authorities may limit payment of dividends by any bank when it is determined that such a limitation is in the public interest and is necessary to ensure financial soundness of the Bank.

Intercompany Transactions

The Bank's legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $4,143,000 at December 31, 2001. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2001.

Capital requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the Bank met the criteria to be considered adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 17. Regulatory Restrictions, continued

Capital requirements, continued

The Company and Bank's actual capital amounts and ratios are also presented in the table (in thousands).

                                                                             To Be Well
                                                        Required         Capitalized Under
                                                       For Capital       Prompt Corrective
                                        Actual       Adequacy Purposes   Action Provisions
                                 ----------------   ------------------   -----------------
                                  Amount    Ratio     Amount     Ratio     Amount    Ratio
                                 -------   ------   ---------   ------   ---------   -----
December 31, 2001:
   Total Capital
     (to Risk-Weighted Assets)
       Consolidated              $40,570   8.0%*=   $40,542*=   8.0%*=   $50,677*=   10.0%
       MountainBank              $44,842   8.9%*=   $40,443*=   8.0%*=   $50,554*=   10.0%
   Tier I Capital
     (to Risk-Weighted Assets)
       Consolidated              $34,230   6.8%*=   $20,271*=   4.0%*=   $30,406*=    6.0%
       MountainBank              $38,507   7.6%*=   $20,222*=   4.0%*=   $30,332*=    6.0%
   Tier I Capital
     (to Average Assets)
       Consolidated              $34,230   7.5%*=   $18,269*=   4.0%*=   $22,836*=    5.0%
       MountainBank              $38,507   8.4%*=   $18,269*=   4.0%*=   $22,836*=    5.0%

December 31, 2000:
   Total Capital
     (to Risk-Weighted Assets)
       Consolidated              $20,693   9.9%*=   $16,741*=   8.0%*=   $20,926*=   10.0%
       MountainBank              $20,693   9.9%*=   $16,741*=   8.0%*=   $20,926*=   10.0%
   Tier I Capital
     (to Risk-Weighted Assets)
       Consolidated              $18,072   8.6%*=   $ 8,371*=   4.0%*=   $12,556*=    6.0%
       MountainBank              $18,072   8.6%*=   $ 8,371*=   4.0%*=   $12,556*=    6.0%
   Tier I Capital
     (to Average Assets)
       Consolidated              $18,072   7.6%*=   $ 9,565*=   4.0%*=  $11,956*=     5.0%
       MountainBank              $18,072   7.6%*=   $ 9,565*=   4.0%*=  $11,956*=     5.0%

* more than or equal to

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 18. Transactions with Related Parties

Loans

The Bank has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate loan transactions with related parties were as follows:

                                                  2001                  2000
                                               -----------          ------------
Balance, beginning                             $ 3,339,372          $2,048,318

New loans                                        6,385,798           2,103,478
Repayments                                      (4,883,707)           (812,424)
Relationship changes                             2,643,238                  --
                                               -----------          ----------
Balance, ending                                $ 7,484,701          $3,339,372
                                               ===========          ==========

Building lease

The Bank has entered into certain lease agreements with the Chairman of the Bank's Board of Directors for the rental of bank buildings and office space for bank operations. (See also Note 7).

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 19. Parent Company Financial Information

                                  Balance Sheet
                                December 31, 2001

                                                               2001
                                                           -----------
Assets
   Cash due from banks                                     $ 2,231,055
   Investment in affiliate bank at equity                   41,292,006
   Other assets                                                164,253
                                                           -----------
       Total assets                                        $43,687,314
                                                           ===========

Liabilities
   Long-term debt                                          $ 6,500,000
   Interest payable                                             69,080
   Other liabilities                                           102,842
                                                           -----------
       Total liabilities                                     6,671,922
                                                           -----------

Stockholders' equity
   Preferred stock                                           2,224,008
   Common stock                                             10,375,664
   Surplus                                                  20,659,347
   Retained earnings                                         3,692,648
   Accumulated other comprehensive income                       63,725
                                                           -----------
       Total stockholders' equity                           37,015,392
                                                           -----------
       Total liabilities and stockholders' equity          $43,687,314
                                                           ===========

                               Statement of Income
                      For the year ended December 31, 2001

                                                              2001
                                                           ----------
Income
   Dividends from affiliate bank                           $       --
   Other income                                                    --
                                                           ----------
                                                                   --
                                                           ----------
Expenses
   Professional fees                                          112,824
   Interest                                                   223,420
   Other expenses                                             155,637
                                                           ----------
       Total expenses                                         491,881
                                                           ----------
       Income before tax benefit and equity in
         undistributed income of affiliate                   (491,881)

Income tax (expense) benefit                                 (160,977)
                                                           ----------
       Income before equity in
         undistributed income of affiliate                   (330,904)

Equity in undistributed income of affiliate                 2,841,042
                                                           ----------
       Net income                                          $2,510,138
                                                           ==========

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 19. Parent Company Financial Information, continued

                             Statement of Cash Flows
                      For the year ended December 31, 2001

                                                                 2001
                                                             -----------
Cash flows from operating activities
   Net income                                                $ 2,510,138
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Increase (decrease) in equity in undistributed
         income of affiliate                                  (2,841,042)
       Net change in other assets                               (164,253)
       Net change in interest payable                             69,080
       Net change in other liabilities                           102,842
                                                             -----------
         Net cash provided by operating activities              (323,235)
                                                             -----------

Cash flows from investing activities,
   Investment in affiliate                                    (6,248,369)
   Increase in long-term debt                                  6,500,000
                                                             -----------
         Net cash provided by investing activities               251,631
                                                             -----------

Cash flows from financing activities
   Preferred stock issued                                      2,224,008
   Common stock issued                                            78,651
                                                             -----------
         Net cash used by financing activities                 2,302,659
                                                             -----------
         Net increase in cash and cash equivalents             2,231,055

Cash and cash equivalents, beginning                                  --
                                                             -----------
Cash and cash equivalents, ending                            $ 2,231,055
                                                             ===========

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 20. Quarterly Data

                                                            Years Ended December 31,
                                 ------------------------------------------------------------------------------------
                                                   2001                                        2000
                                 ----------------------------------------    ----------------------------------------
                                  Fourth     Third      Second     First      Fourth     Third      Second     First
                                 Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                 -------    -------    -------    -------    -------    -------    -------    -------
Interest and dividend income     $ 7,868    $ 8,969    $ 7,125    $ 5,944    $ 5,266    $ 4,311    $ 3,505    $ 2,739
Interest expense                  (4,013)    (4,947)    (4,182)    (3,479)    (3,146)    (2,441)    (1,926)    (1,503)
                                 -------    -------    -------    -------    -------    -------    -------    -------
Net interest income                3,855      4,022      2,943      2,465      2,120      1,870      1,579      1,236

Provision for loan losses         (1,150)      (705)      (865)      (627)      (610)      (510)      (395)      (390)
                                 -------    -------    -------    -------    -------    -------    -------    -------
Net interest income, after
   provision for loan losses       2,705      3,317      2,078      1,838      1,510      1,360      1,184        846

Noninterest income (charges)       1,339        784        504        367        382        295        273        368
Noninterest expenses              (3,254)    (2,382)    (2,080)    (1,490)    (1,436)    (1,208)    (1,073)      (862)
                                 -------    -------    -------    -------    -------    -------    -------    -------
Income before income taxes           790      1,719        502        715        456        447        384        352

Provision for income taxes          (167)      (629)      (210)      (210)      (222)      (140)      (108)      (113)
                                 -------    -------    -------    -------    -------    -------    -------    -------
         Net income              $   623    $ 1,090    $   292    $   505    $   234    $   307    $   276    $   239
                                 =======    =======    =======    =======    =======    =======    =======    =======

Earnings per common share:
   Basic                         $  0.27    $  0.48    $  0.13    $  0.23    $  0.11    $  0.14    $  0.14    $  0.13
                                 =======    =======    =======    =======    =======    =======    =======    =======
   Diluted                       $  0.24    $  0.45    $  0.12    $  0.20    $  0.10    $  0.13    $  0.13    $  0.12
                                 =======    =======    =======    =======    =======    =======    =======    =======

Note 21. Subsequent Events

On February 18, 2002, the Company effected a six-for-five stock split of the Company's common stock increasing the number of shares of common stock from 2,593,916 to 3,112,699. All references to the number of common shares and per share amounts in the financial statements have been restated as appropriate to reflect the effect of the split, for all periods presented. Additionally, common stock and surplus have been restated at December 31, 2001 to reflect the stock split.

On December 17, 2001, the Company's stockholders approved an amendment to its articles of incorporation which authorized the Company to issue up to 3,000,000 shares of preferred stock. Following the approval and pursuant to that charter amendment, the Company's Board of Directors created a series of preferred stock consisting of 450,000 shares of non-cumulative, convertible preferred stock. At December 31, 2001, the Company had sold 92,667 of those shares at a price of $24.00 per share providing capital of $2,224,008. At March 20, 2002, an additional 267,091 shares had been sold representing additional capital of $6,410,184.

Item 8. Changes in and Disagreements with Accountants.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

          Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2002 annual meeting of shareholders (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal 1: Election of Directors" and "Executive Officers").

Item 10. Executive Compensation.

          Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2002 annual meeting of shareholders (under the captions "Director Compensation" and "Executive Compensation").

Item 11. Security Ownership of Certain Beneficial Owners and Management.

          Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2002 annual meeting of shareholders (under the caption "Beneficial Ownership of Securities").

Item 12. Certain Relationships and Related Transactions.

          Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2002 annual meeting of shareholders (under the caption "Transactions with Management").

Item 13. Exhibits and Reports on Form 8-K.

          (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit No.                                         Description of Exhibit
----------        -------------------------------------------------------------------------------------------------

    3.1           MFC's Articles of Incorporation, as amended (filed herewith)

    3.2 MFC's By-laws (incorporated herein by reference from Exhibits to MFC's Current Report on Form 8-K/A dated March 30, 2001)

   10.1  *        Employment  Agreement dated June 26, 1997, between MountainBank and J. W. Davis
                  (incorporated  by reference  from Exhibits to MFC's  Registration  Statement on Form S-4 filed on
                  October 12, 2001, Reg. No. 333-71516)

   10.2  *        Addendum and Amendment to Employment  Contract  dated October 1, 1998,  between
                  MountainBank  and J.W.  Davis  (incorporated  by reference  from  Exhibits to MFC's  Registration
                  Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

    10.3 *        1997 Employee  Stock Option Plan, as amended  (incorporated  by reference  from
                  Exhibits  to MFC's  Registration  Statement  on Form S-4 filed on  October  12,  2001,  Reg.  No.
                  333-71516)

    10.4 *        Form of Employee Stock Option Agreement for 1998 and 1999 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001,
                  Reg. No. 333-71516)

    10.5 *        Form of  Employee  Stock  Option  Agreement  for 2000 grants  (incorporated  by reference  from Exhibits to MFC's  Registration  Statement on Form S-4 filed on October 12, 2001,
                  Reg. No. 333-71516)

    10.6 *        1997 Director  Stock Option Plan, as amended  (incorporated  by reference  from
                  Exhibits  to MFC's  Registration  Statement  on Form S-4 filed on  October  12,  2001,  Reg.  No.
                  333-71516)

    10.7 *        Form of  Director  Stock  Option  Agreement  (incorporated  by  reference  from
                  Exhibits  to MFC's  Registration  Statement  on Form S-4 filed on  October  12,  2001,  Reg.  No.
                  333-71516)

    10.8          Lease  Agreement  pertaining  to  Registrant's  Main  Office  (incorporated  by reference  from Exhibits to MFC's  Registration  Statement on Form S-4 filed on October 12, 2001,
                  Reg. No. 333-71516)

    10.9          Lease Agreements pertaining to Registrant's  administration/operations facility
                  (incorporated  by reference  from Exhibits to MFC's  Registration  Statement on Form S-4 filed on
                  October 12, 2001, Reg. No. 333-71516)

   10.10 *        First Western Bank 1998 Nonstatutory Stock Option Plan (filed herewith)

   10.11 *        First Western Bank 1999 Nonstatutory Stock Option Plan (filed herewith)

   10.12 *        Option Modification Agreements relating to stock options of William A. Banks (filed herewith)

   10.13 *        Option Modification Agreements relating to stock options of  Van F. Phillips (filed herewith)

   21             List of MFC's subsidiaries

   23             Consent of Larrowe & Company, PLLC, to incorporation of its report on MFC's financial statements

----------
*    Denotes a management contract or compensatory plan or arrangement.

          (b) Reports on Form 8-K. During the last quarter of the period covered by this Report on Form 10-KSB, no Current Reports on Form 8-K were filed by Registrant.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOUNTAINBANK FINANCIAL CORPORATION


Date: March     28     , 2002       By: /S/ J. W. Davis
            -----------                -----------------------------------------
                                           J. W. Davis
                                           President and Chief Executive Officer

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Title                       Date
----------------------------------   -----------------------------   --------------------


       /S/ J. W. Davis               President, Chief Executive       March  28    , 2002
----------------------------------   Officer and Director                   -------
           J. W. Davis               (principal executive officer)


       /S/ Gregory L. Gibson         Executive Vice President and     March  28    , 2002
----------------------------------   Chief Financial Officer                -------
           Gregory L. Gibson         (principal financial and
                                     accounting officer)



       /S/ Boyd L. Hyder             Chairman                         March  28    , 2002
----------------------------------                                          -------
           Boyd L. Hyder


       /S/ William A. Banks          Director                         March  28    , 2002
----------------------------------                                          -------
           William A. Banks


       /S/ William H. Burton III     Director                         March  28    , 2002
----------------------------------                                          -------
           William H. Burton III


       /S/ Kenneth C. Feagin         Director                         March  28    , 2002
----------------------------------                                          -------
           Kenneth C. Feagin


       /S/ Danny L. Ford             Director                         March  28    , 2002
----------------------------------                                          -------
           Danny L. Ford



       /S/ J. Edward Jones           Director                         March  28    , 2002
----------------------------------                                          -------
           J. Edward Jones


       /S/ Ronald R. Lamb            Director                         March  28    , 2002
----------------------------------                                          -------
           Ronald R. Lamb


       /S/ H. Steve McManus          Director                         March  28    , 2002
----------------------------------                                          -------
           H. Steve McManus


                                     Director                         March        , 2002
----------------------------------                                          -------
           Van F. Phillips


       /S/ Catherine H. Schroader    Director                         March  28    , 2002
----------------------------------                                          -------
           Catherine H. Schroader


       /S/ Maurice A. Scott          Director                         March  28    , 2002
----------------------------------                                          -------
           Maurice A. Scott

                                  EXHIBIT INDEX

   Exhibit
   Number                                          Description
   ------         -------------------------------------------------------------------------------------------------
    3.1           Registrant's Articles of Incorporation, as amended (filed herewith)

    3.2           Registrant's  By-laws  (incorporated  herein by reference from Exhibits to  Registrant's  Current
                  Report on Form 8-K/A dated March 30, 2001)

   10.1  *        Employment  Agreement  dated  June  26,  1997,  between  MountainBank  and J.  W.  Davis
                  (incorporated  by reference  from  Exhibits to  Registrant's  Registration  Statement on Form S-4
                  filed on October 12, 2001, Reg. No. 333-71516)

   10.2  *        Addendum  and  Amendment  to  Employment   Contract  dated  October  1,  1998,   between
                  MountainBank   and  J.W.  Davis   (incorporated   by  reference  from  Exhibits  to  Registrant's
                  Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.3  *        1997 Employee  Stock Option Plan, as amended  (incorporated  by reference  from Exhibits to  Registrant's  Registration  Statement  on Form S-4  filed  on  October  12,  2001,  Reg.  No.
                  333-71516)

   10.4  *        Form of Employee Stock Option Agreement for 1998 and 1999
                  grants (incorporated by reference from Exhibits to
                  Registrant's Registration Statement on Form S-4 filed on
                  October 12, 2001, Reg. No. 333-71516)

   10.5  *        Form of Employee  Stock  Option  Agreement  for 2000 grants  (incorporated  by reference from  Exhibits to  Registrant's  Registration  Statement  on Form S-4 filed on October 12,  2001,
                  Reg. No. 333-71516)

   10.6  *        1997 Director  Stock Option Plan, as amended  (incorporated  by reference  from Exhibits to  Registrant's  Registration  Statement  on Form S-4  filed  on  October  12,  2001,  Reg.  No.
                  333-71516)

   10.7  *        Form of Director  Stock Option  Agreement  (incorporated  by reference  from Exhibits to
                  Registrant's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.8           Lease Agreement pertaining to Registrant's Main Office
                  (incorporated by reference from Exhibits to Registrant's
                  Registration Statement on Form S-4 filed on October 12, 2001,
                  Reg.
                  No. 333-71516)

   10.9           Lease   Agreements   pertaining  to  Registrant's   administration/operations   facility
                  (incorporated  by reference  from  Exhibits to  Registrant's  Registration  Statement on Form S-4
                  filed on October 12, 2001, Reg. No. 333-71516)

   10.10 *        First Western Bank 1998 Nonstatutory Stock Option Plan (filed herewith)

   10.11 *        First Western Bank 1999 Nonstatutory Stock Option Plan (filed herewith)

   10.12 *        Option Modification Agreements relating to stock options of William A. Banks (filed herewith)

   10.13 *        Option Modification Agreements relating to stock options of Van F. Phillips (filed herewith)

   21             List of Registrant's subsidiaries

   23             Consent of Larrowe & Company,  PLLC, to  incorporation  of its report on  Registrant's  financial statements

----------
*    Denotes a management contract or compensatory plan or arrangement.