Form 10KSB/A
period 2001-12-31
MOUNTAINBANK FINANCIAL CORP
filed 2002-04-30
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2001     Commission File No. 000-32547
                                                                     -----------

                       MOUNTAINBANK FINANCIAL CORPORATION
          -----------------------------------------------------------
                 (Name of small business issuer in its charter)


             North Carolina                                 56-2237240
 ----------------------------------------          -----------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


            201 Wren Drive
     Hendersonville, North Carolina                              28792
-----------------------------------------          -----------------------------
 (Address of principal executive offices)                     (Zip Code)

                                 (828) 693-7376
             ------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Act:        None
                                                      --------------------------

Securities registered under Section 12(g) of the Act:

         Common Stock, $4.00 par value per share
       -------------------------------------------
                    (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes          X                              No   ____________________
               ---------------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [____]

         Registrant's revenues for its most recent fiscal year were:$32,900,772.
                                                                     ----------

         On March 15, 2002, the aggregate market value of the voting and non-voting common equity held by nonaffiliates was approximately: $57,705,462.
                                                                  -----------

         On March 15, 2002, the number of outstanding shares of Registrant's common stock was 3,112,699.
                 ---------

         Documents incorporated by reference:            None
                                               ------------------------

         Transitional Small Business Disclosure Format:

         Yes   _________________                     No          X
                                                          --------------------

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-KSB/A amends the Registrant's 2001 Annual Report on Form 10-KSB to revise certain of the information in the table under the caption "Selected Financial Data" in Item 6 of the original filing, and to delete Items 9, 10, 11 and 12 of the original filing in their entirety and, in their place, to insert new Items 9, 10, 11 and 12 as appear below which contain the information required by these Items.

                                     PART II

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

                                                       December 31,
                               ------------------------------------------------------
                                 2001        2000        1999        1998      1997
                               --------    --------    --------    -------    -------
Summary of Operations
Interest income                $ 29,906    $ 15,821    $  6,752    $ 3,479    $   677
Interest expense                 16,621       9,016       3,561      1,765        249
                               --------    --------    --------    -------    -------
         Net interest income     13,285       6,805       3,191      1,714        428
Provision for credit losses       3,347       1,905         827        471        281
Other income (losses)             2,994       1,318         782        469        103
Other expense                     9,206       4,578       2,820      1,582        579
Income taxes                      1,216         583           0          0          0
                               --------    --------    --------    -------    -------
         Net income (loss)     $  2,510    $  1,057    $    326    $   130    $  (329)
                               ========    ========    ========    =======    =======

Per Share Data*

Basic earnings (loss)          $   1.11    $    .52    $   0.22    $  0.10    $ (0.25)
Book value                        11.55        9.73        7.09       5.62       5.49
Tangible Book Value               11.18        9.73        7.09       5.62       5.49
Cash dividends declared             n/a         n/a         n/a        n/a        n/a

Balance Sheet

Loans, net                     $483,872    $197,373    $ 88,498    $47,608    $ 7,798
Investment securities            45,388      35,869      18,755      6,171        503
Total assets                    561,123     259,109     127,211     58,634     23,754
Deposits                        467,507     233,338     113,886     50,360     16,779
Stockholders' equity             37,015      18,210      10,222      6,177      5,975
Interest-earning assets         536,898     249,137     121,330     54,851     22,151
Interest-bearing liabilities    476,178     221,712     109,152     47,075     16,087

Selected Ratios

Return on average assets           0.66%       0.57%       0.37%      0.30%     (3.68)%
Return on average equity          12.71%       7.14%       3.93%      2.13%    (10.60)%
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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

 Directors. The following table lists information about MFC's current directors.

                             Position with
                                MFC and           First                        Principal occupation
   Name and age              MountainBank      elected (1)                   and business experience
------------------         ---------------     -----------    -------------------------------------------------
William A. Banks               Director         2002 / 2002   President, BanCo Lumber, Inc. (logging/lumber
         (79)                                                 manufacturing); co-owner, Mountain Air Country Club

William H. Burton III          Director         1997 / 2003   President and Chief Executive Officer,
         (47)                                                 Cafe Enterprises, Inc. (regional restaurant company)

J. W. Davis (2)            President, Chief     1997 / 2004   MFC's and MountainBank's executive officer
         (55)              Executive Officer
                             and Director

Kenneth C. Feagin              Director         1997 / 2002   President, Ken Feagin Truck & Trailer Sales; Partner,
         (47)                                                 Martin-Feagin Ford Lincoln Mercury; formerly, partner and
                                                              owner, Bryan Easler Ford (1980 - 2001) (automobile
                                                              dealerships)

Danny L. Ford                  Director         1999 / 2004   Self-employed cattle rancher; formerly, head football
         (54)                                                 coach, University of Arkansas (1993 - 1997) and Clemson
                                                              University (1978 - 1989)

Boyd L. Hyder                  Chairman         1997 / 2003   President and owner, B&A Hyder Trucking, Inc. (trucking
         (60)                                                 company)

J. Edward Jones                Director         1998 / 2002   President, Sutherland Insurance & Realty Company (general
         (67)                                                 insurance and real estate)

Ronald R. Lamb                 Director         1997 / 2002   Owner, Lamb Fruit Co., Inc. and Ottanola Farms (apple
         (66)                                                 production and sales)

H. Steve McManus               Director         2000 / 2002   President, Beacon Food Services, Inc. (restaurant),
         (60)                                                 McManus Development LLC, and Moon McManus Developers LLC
                                                              (residential real estate developers); formerly, Chief
                                                              Executive Officer, Hardee's Food Systems, Inc. (1995 -
                                                              1997)

Van F. Phillips                Director         2002 / 2002   Vice President, Great Meadows, Inc. (real estate
         (50)                                                 development); general partner, Spruce Pine Shopping
                                                              Center, Ltd.

Catherine H. Schroader         Director         1997 / 2003   Co-owner and manager, Schroader's Honda, Inc. (motorcycle
         (65)                                                 dealership)

Maurice A. Scott               Director         1997 / 2003   Retired; previously, Plant Manager, Monsanto Company
         (57)                                                 (chemical manufacturer) (1981 - 1997)

_______________________

(1) "Year first elected" refers to the year in which each individual first took office as a director of MFC or, if before MFC's organization during 2001, as a director of MountainBank. William A. Banks and Van F. Phillips previously served as directors of First Western Bank and were appointed to serve as directors of MFC during January 2002 following, and as provided in the agreement pertaining to, MFC's acquisition of that bank. Each other individual first became a director of MFC during January 2001 at the time it was incorporated, and each of them previously served, and continues to serve, as a director of MountainBank.

(2) Mr. Davis' employment agreement with MountainBank provides that he be nominated each year for election as a director.

     Executive Officers. MFC's current executive officers are listed below.

     J. W. Davis, age 55, serves as MFC's and MountainBank's President and Chief Executive Officer. He was first employed by MountainBank's organizers during 1996 to coordinate and direct MountainBank's initial organization, and he was elected President of MountainBank upon commencement of its operations during 1997. Previously, Mr. Davis was employed for 15 years with NationsBank where he held various positions, the most recent of which was Senior Vice President and Regional Executive for that bank's western South Carolina branches. He has a total of 33 years of banking experience.

     Vincent K. Rees, age 34, has served as MountainBank's Chief Lending Officer since commencement of its operations in 1997, and he was elected Executive Vice President of MountainBank during 1999. He previously was employed for seven years by NationsBank where he served as Vice President and in various positions in branch management, credit analysis, and consumer and commercial lending. Mr. Rees has a total of 13 years of banking experience.

     Gregory L. Gibson, age 45, serves as MFC's and MountainBank's Executive Vice President and Chief Financial Officer. He became a full-time employee of MountainBank during 2000, having previously served as Chief Financial Officer on a part-time basis since 1999. From 1997 until he was employed by MountainBank, he operated his own public accounting and financial institutions consulting firm (which was retained by MountainBank to provide it with financial consulting services) and, from 1994 to 1997, was employed as Senior Vice President of Bank of Mecklenburg, Charlotte, North Carolina. Mr. Gibson is a certified public accountant and has 22 years of experience in the banking industry, having served as an executive officer of six community banks and bank holding companies.

     Section 16(a) Beneficial Ownership Reporting Compliance. Until MFC was organized and became MountainBank's parent holding company on March 30, 2001, MFC's directors and executive officers who served in similar positions with MountainBank were required by federal law to file reports with the Federal Deposit Insurance Corporation regarding the amount of and changes in their beneficial ownership of the Bank's equity securities. Since that date, MFC's directors and executive officers are required to file those reports with the Securities and Exchange Commission. Based on its review of copies of those reports, MFC is required to disclose in its proxy statement and Annual Report on Form 10-KSB each year any failures to report shares beneficially owned or changes in beneficial ownership, or to timely file required reports, during the previous year. It has come to MFC's attention that Kenneth C. Feagin, one of its directors, has not reported a transfer of shares of MFC's Common Stock to him during 2001 by a family member. A report covering that transfer is in the process of being filed.

Item 10. Executive Compensation.

Officer Compensation

         Cash Compensation. The following table shows the cash and certain other compensation received or deferred by MFC's and MountainBank's named executive officers for the years indicated. MFC's executive officers are compensated by MountainBank for their services as its officers and employees, and they receive no additional compensation from MFC.


                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                                Annual Compensation                       Long term compensation
                                   -------------------------------------------            ----------------------

       Name and                                               Other annual             Securities              All other
 principal position(s)     Year     Salary (1)     Bonus    compensation (2)    underlying options (3)      compensation (4)
-----------------------   -------  ------------  --------- ------------------  -------------------------  -------------------

 J. W. Davis (5)            2001       163,750    135,000           -0-                         -0-             $13,450
   President and Chief
   Executive Officer        2000       144,000     75,000           -0-                      15,000               5,500

                            1999       128,000     25,000           -0-                         -0-               4,100

Vincent K. Rees             2001        94,479     70,000           -0-                         -0-               2,716
   Executive Vice
   President and Chief      2000        78,333     35,000           -0-                       9,000               1,961
   Lending Officer
                            1999        65,625     11,500           -0-                         -0-               1,640

Gregory L. Gibson (6)       2001        90,000     67,500           -0-                         -0-                 -0-
   Executive Vice
   President and Chief      2000        81,667        -0-           -0-                       9,000                 -0-
   Financial Officer
                            1999        59,583        -0-           -0-                       9,000                 -0-

_____________________

(1) Includes amounts of salary deferred at each officer's election under MountainBank's Section 401(k) plan.
(2) In addition to compensation paid in cash, MFC's and MountainBank's executive officers receive certain personal benefits. The value of non-cash benefits received by each named officer during 2001 did not exceed 10% of his cash compensation.
(3) As adjusted for stock dividends and splits since the date the options were granted.
(4) For 2001, consists of, for Mr. Davis, the Bank's $5,250 contribution to the Section 401(k) plan for his account and $8,200 in directors' fees, and for Mr. Rees, the Bank's contribution to the Section 401(k) plan for his account.
(5) Mr. Davis serves as President and Chief Executive Officer of MountainBank pursuant to an employment agreement which provides for a term of three years (which, absent notice of non-renewal from either party, is extended by one additional year on each anniversary date of the agreement), annual base salary, an annual bonus, and certain other benefits. In the event there is a "change in control" (as defined in the agreement) of MountainBank which is not approved by at least two-thirds of its directors who are not affiliated with the acquiring person, or if, following any approved change in control, and without his consent, Mr. Davis is required to move his residence or principal job location more than 50 miles from Hendersonville, his salary or benefits are reduced, or his responsibilities or authority are reduced below the level associated with his current position, then he may terminate his employment and be entitled to continue to receive salary, bonuses and employee benefits for a period of three years. The agreement may be terminated by MountainBank for "just cause" (as defined in the agreement).
(6) Mr. Gibson was employed by MountainBank on a part-time basis during 1999.

         Employee Stock Options. Since MountainBank was organized during 1997, options have been granted to its executive officers pursuant to its 1997 Employee Stock Option Plan which was approved by shareholders during 1998. When MFC was organized as MountainBank's parent holding company during 2001, MFC assumed all MountainBank's outstanding options and converted them into options to purchase MFC's Common Stock. The following table contains information regarding all options held on December 31, 2001, under the Plan by the executive officers named in the Summary Compensation Table above.

                                    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FISCAL YEAR END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------

                                                         Number of securities               Value of unexercised
                                                        underlying unexercised                   in-the-money options
                                                   options on December 31, 2001 (2)       on December 31, 2001 (2)(3)
                                                   --------------------------------      ----------------------------

                     Shares acquired      Value
     Name              on exercise      realized     Exercisable     Unexercisable      Exercisable      Unexercisable
-------------      -------------------  --------   -------------     -------------      -----------      -------------

J. W. Davis               (1)            -            37,560             20,640           $504,125           $191,731

V. K. Rees                (1)            -            19,080             11,520            253,815            102,873

G.L. Gibson               (1)            -             7,128             13,032             69,834            100,618

___________________

(1)  No options were exercised during 2001.
(2) All share and dollar amounts have been adjusted, or calculated based on a market value or exercise price that has been adjusted, for the six-for-five stock split which was effected in the form of a 20% stock dividend on March 11, 2002.
(3) Represents the aggregate fair market value on December 31, 2001, of shares underlying options held on that date, minus the aggregate exercise or purchase price of those shares. On April 15, 2002, the value of the exercisable and unexercisable options, respectively, based on the then current last known sales price per shares of MFC's Common Stock, were: Mr. Davis - $531,544 and $206,798; Mr. Rees - $267,743 and $111,283; Mr. Gibson
     - $75,037 and $110,132.

Director Compensation

     Director Fees. MFC's directors also serve as directors of MountainBank. Each director currently receives a monthly retainer of $100 plus a fee of $900 for attendance at each meeting of MFC's or MountainBank's Board of Directors and $150 for attendance at each meeting of a Board committee. Members of the Executive Committee receive a monthly retainer of $500 and are not compensated for attendance at Committee meetings.

     Director Stock Options. Since MountainBank was organized during 1997, options have been granted to its current non-employee directors under its 1997 Director Stock Option Plan which was approved by MountainBank's shareholders during 1998. When MFC was organized during 2001 as MountainBank's parent holding company, MFC assumed those options and the Plan and the options were converted into options to purchase MFC Common Stock. Additionally, the former directors of First Western Bank who have become directors of MFC held options previously granted by that bank under its separate plans which we assumed and converted into options to purchase MFC's Common Stock in connection with the acquisition. The numbers of shares of MFC's Common Stock covered by options currently held by its non-employee directors are as follows: Mr. Banks - 7,860; Mr. Burton - 24,344; Mr. Feagin - 24,698; Mr. Ford - 17,522; Mr. Hyder - 21,110; Mr. Jones -
15,463; Mr. Lamb - 15,260; Mr. McManus - 15,541; Mr. Phillips - 7,860; Ms.
Schroader - 26,704; and Mr. Scott - 7,735.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table describes the beneficial ownership of MFC's equity securities as of April 25, 2002, by its current directors, nominees for election as directors, and certain of its executive officers, individually, and by all its current directors and executive officers as a group.

                                                                     Amount and nature of
                                                                  beneficial ownership (1)(2)
                                               ---------------------------------------------------------------------
             Name of                                                 Percent of           Series A        Percent of
         beneficial owner                      Common Stock           class (3)        Preferred Stock     class (3)
-----------------------------------------      -------------       ------------       ---------------    -----------

William A. Banks ........................         13,408             .43%                 -0-                -

William H. Burton III ...................         65,574            2.08%               10,500             2.48%

J. W. Davis .............................         69,960            2.21%                  -0-               -

Kenneth C. Feagin .......................         40,057            1.27%                  -0-               -

Danny L. Ford ...........................         46,640            1.48%                5,000             1.18%

Gregory L. Gibson .......................         10,878             .35%                  -0-               -

Boyd L. Hyder ...........................        146,402            4.59%               40,000             9.45%

J. Edward Jones .........................         24,216             .77%                5,000             1.18%

Ronald R. Lamb ..........................         25,741             .82%                  -0-               -

H. Steve McManus ........................        116,420            3.69%               20,000             4.73%

Van F. Phillips .........................         57,856            1.84%                4,000              .95%

Vincent K. Rees .........................         20,160             .64%                  -0-               -

Catherine H. Schroader ..................         83,205            2.64%                5,685             1.34%

Maurice A. Scott ........................         63,382            2.01%               20,000             4.73%

All current directors and executive
    officers as a group (14 people)              783,899           22.71%              110,185            26.04%

___________________

(1) Except as otherwise noted, and to the best of MFC's knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all listed shares of MFC's Common Stock. The listed shares include the following numbers of shares with respect to which the individuals named and included in the group have shared voting and investment power: Mr. Banks - 2,774; Mr. Burton - 7,566; Mr. Ford - 18,720; Mr. Hyder - 374; Mr. Lamb - 5,070; Mr. McManus - 12,150; Mr.
     Phillips - 39,355; Mr. Rees - 1,080; Ms. Schroader - 26,352; Mr. Scott - 300; and all persons included in the group - 113,741. The listed shares also include the following numbers of shares that could be acquired by the individuals named and included in the group pursuant to currently exercisable stock options and with respect to which shares they may be deemed to have sole investment power only: Mr. Banks - 7,860; Mr. Burton - 19,002; Mr. Davis - 37,560; Mr. Feagin - 19,177; Mr. Ford - 10,040; Mr.
     Gibson - 7,128; Mr. Hyder - 13,390; Mr. Jones - 11,154; Mr. Lamb - 10,580;
     Mr. McManus - 5,180; Mr. Phillips - 7,860; Mr. Rees - 19,080; Ms.
     Schroader - 22,239; Mr. Scott - 2,578; and all persons included in the group - 192,828. Additionally, the listed shares include the following numbers of shares that could be acquired by the individuals named and included in the group upon the conversion of shares of MFC's Series A Preferred Stock they currently hold and with respect to which shares they may be deemed to have sole investment power only: Mr. Burton - 12,600; Mr. Ford - 6,000; Mr. Hyder - 48,000; Mr. Jones - 6,000; Mr. McManus - 24,000;
     Mr. Phillips - 4,800; Ms. Schroader - 6,822; Mr. Scott - 24,000; and all persons included in the group - 132,222.
(2) MFC's Series A Preferred Stock is non-voting stock. Except as otherwise noted, and to the best of MFC's knowledge, the individuals named and included in the group exercise sole investment power with respect to all listed shares of Series A Preferred Stock. The listed shares include the following numbers of shares with respect to which the individuals named and included in the group have shared voting and investment power: Mr. Burton - 10,500; Ms. Schroader - 5,685; and all persons included in the group - 16,185.
(3) In the case of MFC's Common Stock, percentages are calculated based on 3,126,982 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares (if any) that could be purchased by that individual or by persons included in the group pursuant to currently exercisable stock options and/or upon the conversion of outstanding shares of MFC's Series A Preferred Stock that they hold. In the case of MFC's Series A Preferred Stock, percentages are calculated based on 423,182 total outstanding shares.

Item 12. Certain Relationships and Related Transactions.

     MountainBank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of its and MFC's current directors, nominees for director, executive officers, and their associates. All loans included in those transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans do not involve more than the normal risk of collectibility or present other unfavorable features.

     During 1997, and in connection with MountainBank's initial organization, MountainBank's Chairman, Boyd L. Hyder, constructed and leased to MountainBank its main banking and executive offices in Hendersonville, North Carolina. MountainBank's lease agreement calls for an initial term of 20 years (with two five-year renewal options) and current rental payments of $6,700 per month (with rent adjustments each five years based on the consumer price index). Before entering into the lease arrangement, MountainBank's Board of Directors obtained an independent estimate of the rental value of the building and compared the terms of the lease to lease terms on comparable properties. Additionally, during 1998, MountainBank entered into a lease agreement with Mr. Hyder for approximately 2,400 square feet of space in Four Seasons Shopping Center that is used as MountainBank's administration/operations facility. The lease agreement provides for an initial term of five years (with one five-year renewal option) and rental payments of $1,050 per month. During 2000, the space leased from Mr. Hyder was increased to approximately 4,800 square feet and, during 2001, the leased space again was increased to approximately 6,800 square feet. The lease agreements for that additional space call for initial terms of ten years (with one five-year renewal option) and aggregate additional rental payments of $4,600 per month. Also during 2001, Mr. Hyder leased a building to MountainBank for use as a new branch office. The terms of that lease call for an initial term of ten years (with three five-year renewal options) and current lease payments of $2,400 per month (with a 15% rent adjustment after the first five years and a renegotiated rental for each renewal period).

     Van F. Phillips, a director of MFC who formerly served as Chairman of First Western Bank, is a general partner in a partnership that leased property to First Western Bank during 1997 for use as a branch office. MountainBank assumed the lease during 2001 in connection with MFC's acquisition of First Western Bank. The lease agreement calls for a current remaining term of approximately 18 months (with one three-year renewal option) and rental payments of $3,000 per month.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Amendment No. 1 on Form 10-KSB/A to its 2001 Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOUNTAINBANK FINANCIAL CORPORATION

Date: April  29 , 2002           By:   /s/ J. W. Davis
            ----                    --------------------------------------------
                                           J. W. Davis
                                           President and Chief Executive Officer