Form 10QSB
period 2002-03-31
MOUNTAINBANK FINANCIAL CORP
filed 2002-05-15
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC
                                   Form 10-QSB

         (Mark One)

     [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       Or

     [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____ to



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

     At May 7, 2002, the Company had 3,122,482 shares outstanding of its $4 par common stock.

     Transitional Small Business Disclosure Format (check one): Yes___ No  X
                                                                          ---

                       MountainBank Financial Corporation
                                   Form 10-QSB
                                Table of Contents
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

The financial statements of MountainBank Financial Corporation are set forth in the following pages.

        Balance Sheets at March 31, 2002 (Unaudited) and December 31, 2001 (Audited) ............   3

        Statement of Operations (Unaudited) for the Three Months Ended March 31, 2002 and 2001...   4

        Statement of Changes in Stockholders' Equity for the years ended December 31, 2001 and
          2000 (Audited) and the three months ended March 31, 2002 (Unaudited) ..................   5

        Statement of Cash Flows (Unaudited) for the Three Months Ended March 31, 2002 and 2001 ..   6

        Notes to the Unaudited Financial Statements .............................................   7

        Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS ........................................   9

        PART II.  OTHER INFORMATION

        Item 1.    Legal Proceedings ............................................................   14

        Item 2.    Changes in Securities ........................................................   14

        Item 3.    Defaults Upon Senior Securities ..............................................   14

        Item 4.    Submission of Matters to a Vote of Security Holders ..........................   14

        Item 5.    Other Information ............................................................   14

        Item 6.    Exhibits and Reports on Form 8-K .............................................   14

        Signatures ..............................................................................   15


MountainBank Financial Corporation
Balance Sheets
At March 31, 2002 (Unaudited) and December 31, 2001 (Audited)


                                                                   March 31, 2002           December 31, 2001
                                                                   --------------           -----------------
Assets

Cash and due from banks                                        $           22,599,907     $          10,125,801
Interest bearing deposits with banks                                          271,839                   524,767
Federal funds sold                                                          5,344,000                         -
Investment securities available for sale                                   29,746,217                34,626,207
Restricted equity securities                                                9,888,700                10,761,398
Loans, net of allowance for loan losses of $8,294,620 at
    March 31, 2002 and $7,113,269 at December 31, 2001                    522,499,786               483,871,913
Property and equipment, net                                                 7,442,785                 7,203,652
Accrued income                                                              3,375,972                 3,248,609
Intangible assets, net                                                      2,737,544                 2,820,307
Other assets                                                                8,021,749                 7,940,308
                                                               ----------------------     ---------------------
       Total assets                                            $          611,928,499     $         561,122,962
                                                               ======================     =====================

Liabilities and Stockholders' Equity


Liabilities

Noninterest-bearing deposits                                   $           48,645,881     $          41,187,520
Interest-bearing deposits                                                 462,140,183               426,319,154
                                                               ----------------------     ---------------------
    Total deposits                                                        510,786,064               467,506,674

Federal funds purchased and
    Securities sold under agreements to repurchase                          5,154,871                 5,239,949
Short-term debt                                                             1,250,000                 1,250,000
Long-term debt                                                             42,652,448                42,633,140
Obligations under capital lease                                               729,219                   735,567
Accrued interest payable                                                    4,642,627                 4,778,290
Other liabilities                                                           1,747,711                 1,963,950
                                                               ----------------------     ---------------------
       Total liabilities                                                  566,962,940               524,107,570
                                                               ----------------------     ---------------------

Commitments and contingencies


Stockholders' equity

Preferred stock, no par value; 3,000,000 shares authorized;
    and 369,081 and 92,667 shares issued and outstanding
    at March 31, 2002 and  December 31, 2001, respectively                  8,857,944                 2,224,008
Common stock, $4 par value;  10,000,000 shares authorized;
    and 3,112,022 and 3,112,699 shares issued and outstanding
    at March 31, 2002 and  December 31, 2001, respectively                 12,448,088                12,450,796
Surplus                                                                    18,578,434                18,584,215
Retained earnings                                                           5,231,823                 3,692,648
Acumulated other comprehensive income (loss)                                 (150,730)                   63,725
                                                               ----------------------     ---------------------
       Total stockholders' equity                                          44,965,559                37,015,392
                                                               ----------------------     ---------------------
       Total liabilities and stock holders' equity             $          611,928,499     $         561,122,962
                                                               ======================     =====================

MountainBank Financial Corporation
Statement of Operations (Unaudited)
For the three months ended March 31, 2002 and March 31, 2001

                                                                                2002         2001
                                                                                ----         ----
Interest income

    Loans and fees on loans                                                $ 10,051,198  $ 5,252,655
    Federal funds sold                                                            8,251       91,494
    Investment securities, taxable                                              408,193      526,873
    Investment securities, nontaxable                                            24,045        8,941
    Deposits with banks                                                           1,402       51,794
    Dividends                                                                    29,697       12,172
    Other                                                                        15,925            -
                                                                           ------------  ------------
       Total interest income                                                 10,538,711    5,943,929
                                                                           ------------  ------------

Interest expense

    Deposits                                                                  3,679,858    3,410,865
    Federal funds purchased and securities sold under
       agreements to repurchase                                                  41,341       53,514
    Other borrowed funds                                                        571,674       14,209
                                                                           ------------  ------------
       Total interest expense                                                 4,292,873    3,478,588
                                                                           ------------  ------------
       Net interest income                                                    6,245,838    2,465,341
Provision for loan losses                                                     1,300,000      627,000
                                                                           ------------  ------------
       Net interest income after provision for loan losses                    4,945,838    1,838,341
                                                                           ------------  ------------

Noninterest income

    Service charges on deposit accounts                                         492,137      148,885
    Mortgage origination income                                                 565,154      130,845
    Gain on sale of securities                                                  245,145            -
    Other service charges and fees                                               97,632       87,354
                                                                           ------------  ------------
    Other income                                                              1,400,068      367,084
                                                                           ------------  ------------

Noninterest expense

    Salaries and employee benefits                                            1,958,253      762,762
    Occupancy expense                                                           473,699      253,249
    Other expense                                                             1,249,779      474,099
                                                                           ------------  ------------
       Total noninterest expense                                              3,681,731    1,490,110
                                                                           ------------  ------------
       Income before income taxes                                             2,664,175      715,315
          Income tax expense                                                  1,125,000      210,000
                                                                           ------------  ------------
             Net income                                                    $  1,539,175  $   505,315
                                                                           ============  ============
Earnings per share                                                         $       0.49  $      0.23
                                                                           ============  ============
Diluted earnings per share                                                 $       0.41  $      0.20
                                                                           ============  ============
Weighted average shares outstanding                                           3,112,522    2,246,899
                                                                           ============  ============


MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity For the two years ended December 31, 2001, 2000 (Audited) and the three months ended March 31, 2002 (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    Accumulated

                                                Stock                                                  Other
                                                -----
                                       Preferred       Common                       Retained       Comprehensive

                                        Amount         Amount        Surplus        Earnings       Income (Loss)         Total
                                        ------         ------        -------        --------       -------------         -----
Balance, December 31, 1999           $         -   $  5,769,730  $  4,385,302   $    126,541       $    (59,081)     $ 10,222,492
Comprehensive income
Net Income                                     -              -             -      1,055,969                  -         1,055,969
Net change in unrealized
   appreciation on investment
   securities available for sale               -              -             -              -            198,332           198,332
                                                                                                                     ------------
Total comprehensive income                                                                                              1,254,301

Fractional shares purchased                    -           (323)          323              -                  -                 -
Shares sold                                    -      1,705,325     5,005,128              -                  -         6,710,453
Stock options exercised                        -         13,020        10,153                                              23,173
                                     -----------------------------------------------------------------------------------------------
Balance December 31, 2000                      -      7,487,752     9,400,906      1,182,510            139,251        18,210,419
                                     ===============================================================================================

Comprehensive income
Net Income                                     -              -             -      2,510,138                  -         2,510,138
Net change in unrealized
   appreciation on investment
   securities available for sale               -              -             -              -            (75,526)          (75,526)
                                                                                                                     ------------
Total comprehensive income                                                                                              2,434,612

Shares sold                            2,224,008              -             -              -                  -         2,224,008
Shares issued to acquire
   PremierMortgage Associates, Inc.            -         80,000       220,000              -                  -           300,000
Shares issued to acquire
   First Western Bank                          -      2,751,364    11,005,456              -                  -        13,756,820
Stock options exercised                        -         56,548        32,985              -                  -            89,533
Stock split, effected in
   the form of a dividend                      -      2,075,132    (2,075,132)             -                  -                 -
                                     -----------------------------------------------------------------------------------------------
Balance December 31, 2001              2,224,008     12,450,796    18,584,215      3,692,648             63,725        37,015,392
                                     ===============================================================================================

Comprehensive income
Net Income                                     -              -             -      1,539,175                  -         1,539,175
Net change in unrealized
   appreciation on investment
   securities available for sale               -              -             -              -           (214,455)         (214,455)
                                                                                                                     ------------
Total comprehensive income                                                                                              1,324,720
Shares sold                            6,633,936              -             -              -                  -         6,633,936
Stock options exercised                        -            360           840              -                  -             1,200
Dissenters' Shares                             -         (1,800)       (7,889)             -                  -            (9,689)
Fractional shares purchased                    -         (1,268)        1,268              -                  -                 -
                                     -----------------------------------------------------------------------------------------------
Balance March 31, 2002               $ 8,857,944   $ 12,448,088  $ 18,578,434   $  5,231,823       $   (150,730)     $ 44,965,559
                                     ===============================================================================================

MountainBank Financial Corporation
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

Cash flows from operating activities                                                    March 31, 2002         March 31, 2001
                                                                                        --------------         --------------
  Net income                                                                            $  1,539,175           $    505,315
  Adjustments to reconcile net income (loss) to net cash provided by operations:
     Depreciation and amoritization                                                          295,545                106,258
     Provision for loan losses                                                             1,300,000                627,000
     Net gain on sales of securities                                                        (245,145)                     -
     Accretion of discount on securities, net of amortization of premiums                       (530)                  (105)
  Changes in assets and liabilities:
     Accrued income                                                                         (127,363)              (106,994)
     Other real estate owned                                                                (159,218)                     -
     Other assets                                                                            184,277                 88,142
     Accrued interest payable                                                               (135,663)             1,319,407
     Other liabilities                                                                      (196,931)              (263,969)
                                                                                        ------------           ------------
              Net cash provided (used) by operating activities                             2,454,147              2,275,054
                                                                                        ------------           ------------

Cash flows from investing activities
  Net (increase) decrease in federal funds sold                                           (5,344,000)             9,220,000
  Net decrease in interest-bearing deposits with banks                                       252,928              3,531,149
  Purchases of investment securities                                                     (10,758,564)            (3,070,246)
  Maturities of investment securities                                                      1,884,644              3,016,731
  Sales of investment securities                                                          14,551,327                      -
  Net increase in loans                                                                  (39,927,873)           (44,513,310)
  Purchases of property and equipment                                                       (451,914)              (200,121)
                                                                                        ------------           ------------
              Net cash used in investing activities                                      (39,793,452)           (32,015,797)
                                                                                        ------------           ------------

Cash flows from financing activities
  Net increase in demand, NOW and savings deposits                                         7,458,361              2,380,455
  Net increase in time deposits                                                           35,821,029             17,484,020
  Net (decrease) increase in Federal funds purchased securities sold under
     agreements to repurchase                                                                (85,078)             5,467,741
  Net increase in notes payable                                                                    -              5,000,000
  Repayment of obligations under capital lease                                                (6,348)                (5,891)
  Proceeds from the exercise of stock options                                                  1,200                 10,882
  Proceeds from the issuance of preferred stock, net                                       6,633,936                      -
  Purchase of dissenter's common stock shares                                                 (9,689)                     -
                                                                                        ------------           ------------
              Net cash provided by financing activities                                   49,813,411             30,337,207
                                                                                        ------------           ------------
              Net increase in cash and cash equivalents                                   12,474,106                596,464
Cash and cash equivalents, beginning                                                      10,125,801              7,797,745
                                                                                        ------------           ------------
Cash and cash equivalents, ending                                                       $ 22,599,907           $  8,394,209
                                                                                        ============           ============

Supplemental disclosures of cash flow information
    Interest paid                                                                       $  4,428,536           $  2,159,181
                                                                                        ============           ============
    Income taxes paid                                                                   $  1,125,000           $    170,285
                                                                                        ============           ============

MountainBank Financial Corporation
Notes to Unaudited Financial Statements
March 31, 2002
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies

Organization:

          MountainBank Financial Corporation (the "Company") was incorporated on January 10, 2001 by the Board of Directors of MountainBank (the "Bank") for the sole purpose of acquiring the Bank and serving as the Bank's parent bank holding company. Prior to its acquisition of the Bank, the company conducted no business or operations other than those activities related to the acquisition. On March 30, 2001, the Company acquired the Bank under the terms of an Agreement and Plan of Reorganization and Share Exchange dated January 11, 2001. The Company is regulated by the Federal Reserve of Richmond.

          On December 31, 2001, the Company acquired First Western Bank, located in Burnsville, N.C. and merged it into MountainBank. The first quarter of 2002 represents the first quarter of operations for the combined banks.

          MountainBank ("the Bank") is a state chartered, full service commercial banking institution, insured by the FDIC and incorporated under the laws of North Carolina. The Bank operates fifteen full service banking offices located in nine western North Carolina counties as well as a mortgage brokerage operation headquartered in Greenwood, S.C. The Bank is subject to regulation by the FDIC and the North Carolina State Banking Commission. As MountainBank Financial Corporation is a single bank holding company, much of the following discussion relates both to the Company and the Bank and will speak to both entities interchangeably.

Basis of Presentation:

          The financial statements as of March 31, 2002 and for the periods ended March 31, 2002 and 2001, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations, cash flows and changes in shareholders' equity for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

MountainBank Financial Corporation
Notes to Unaudited Financial Statements
March 31, 2002
--------------------------------------------------------------------------------

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

          The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The accounting policies followed are set forth in Note 1 to the Company's 2001 Financial Statements incorporated in its 2001 Form 10-KSB.

Commitments and Other Contingencies:

          In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2002 was approximately $88.4 million.

Properties and Equipment:

          Company properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2002
--------------------------------------------------------------------------------

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis is provided to address information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis.

     Changes in Financial Condition March 31, 2002 Compared with December 31,
     2001

          During the first quarter of 2002, the Company continued to grow at a relatively rapid rate. However, management has determined to slow "organic" or internal growth rates during 2002 from the 100% annualized rates experienced each year since the Company's inception to a range of 25% to 40%. This still represents exceptionally rapid growth as compared to peer institutions and will require substantial expansion of the Company's geographic footprint via entering new markets not currently being served. In addition to internal growth, management intends to find strategic merger partners who share common goals relating to institutional performance and the creating of shareholder value with whom to combine. Management intends to be very selective in such activity and does not intend to acquire other companies simply for the sake of growth. Management's intent is to grow the Company so as to provide additional liquidity in its stock making ownership of the company more attractive to a broader base of investors and to attain sufficient size so as to achieve greater economies of scale and operating efficiency.

          As a result, the Company's total assets increased $50.8 million, or 9.05%, from December 31, 2001 to March 31, 2002. During this period, earning assets increased $39.1 million, or 7.29%. Loans continue to represent the Company's largest earning asset by far. During the first quarter of 2002, outstanding loans increased $39.8 million, or 8.11%. Growth in both earning assets and loans slowed on a percentage basis during the period as management seeks to become more relationship oriented with its marketing efforts and as growth is more selective. Cash and due from accounts increased substantially during the first quarter, principally as a result of the acquisition of First Western Bank and the merger of that company's assets into MountainBank. Management expects to reduce cash and due from balances as the two banks become more tightly integrated over the next quarter. Federal funds sold increased while securities decreased during the quarter as the Bank's available for sale securities portfolio was reconfigured following the First Western merger. Also, management began shortening the duration of the Bank's investment portfolio in anticipation of slowly rising interest rates later this year.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2002
--------------------------------------------------------------------------------

          Deposits increased $43.3 million, or 9.26%, from December 31, 2001 to March 31, 2002. Noninterest-bearing demand deposits increased $7.46 million, or 18.11%, over the same period. Management has established a goal of increasing demand, NOW and money market totals as a percent of total deposits over fiscal 2002. As a result, NOW accounts increased during the quarter in the amounts of $19.70 million or 62.25% and savings and money market deposit accounts increased $8.14 million or 10.82%, respectively. Certificates of deposit increased $7.98 million or 2.50% during the period.

            During the first quarter, the Company continued its Preferred Stock offering that was begun in the later part of December 2001. During the first three months of 2002, an additional $6.6 million in Preferred Stock was issued, bringing the total amount of Preferred Stock to $8.86 million at March 31, 2002. As of the date of this report, the Company's Preferred Stock offering has been concluded with an additional $1.35 million being issued in the second quarter of 2002. The final total of Series A Preferred Stock issued by the Company amounted to approximately $10.2 million.

     Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

            The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the Federal funds rate over time. At March 31, 2002, the Company's liquidity position was deemed adequate by management to meet all know liquidity demands.

            Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. Managing interest rate risk, net interest margin and the overall leverage of the Company's balance sheet becomes increasingly important as the Company continues to grow and expand into other markets. As the Company's growth begins to be slowed in comparison to prior years, management intends to increase transactional deposits and reduce the Bank's percentage of certificates of deposits. Over time, this process should enhance the Bank's interest margin and allow for additional flexibility in managing overall funding costs. However, management expects to continue to have deposits more heavily weighted toward certificates of deposit for the foreseeable future.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2002
--------------------------------------------------------------------------------

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

            Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as the Bank's simulation model. The Bank's balance sheet remains asset-sensitive over the short term (approximately one year), and then shifts to liability-sensitive in future periods. The result of this is that in the near term, more assets than liabilities are subject to immediate repricing as market rates change. Because most of the Bank's securities portfolio, all overnight investments and approximately one-third of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank's loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income as compared with a flat rate scenario. The opposite would be expected during periods of declining rates.

            While the Bank's balance sheet has grown over the three months of 2002, the mix of its rate-sensitive assets and liabilities has not changed sufficiently to result in a material change in its interest rate sensitivity since reported at December 31, 2001.

            At March 31, 2002, the Company's equity to assets ratio was 7.35%. The Company's Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 7.32%, 7.72% and 8.98%, respectively. For the Bank, Leverage and Risk Based capital ratios were 8.39% and 8.85% and its Total Risk Based capital ratio was 10.10%. The Preferred Stock issuance conducted by the Company during the first quarter enhanced total and primary equity ratios for both the Company and the Bank. Management expects to conclude a Trust Preferred debt offering during the second quarter of 2002 which will further enhance capital ratios. It is expected that this issuance will be sufficient to support the Company's projected 2002 growth. At March 31, 2002, the Bank's equity exceeded the minimum requirements of a "well

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2002
--------------------------------------------------------------------------------

     capitalized" institution as defined by federal banking regulations and the Company was considered to be adequately capitalized at the same date.

     Results of Operations for the Three Month Periods Ended March 31, 2002 Compared with the Same Period in 2001

            The first quarter of 2002 produced a significant increase in the Company's earnings. As compared to the first quarter of 2001, the Company's earnings increased $1.03 million or 204.60%. Predominately, this increase was attributed to both internal growth and the acquisition of First Western Bank. The integration and profitability of the First Western Bank acquisition has exceeded the Company's projections to date and was a significant contributor to the Company's overall increase in earnings during the first quarter of 2002. During the three month period ended March 31, 2002, net interest income increased $3.8 million, or 153.35%, from the same period last year. The increase is attributable to the internal growth experienced by the Company during 2001 and in the first quarter of 2002 as well as the acquisition of First Western Bank. During the period, average gross loans increased $291.8 million, or 132.01%, resulting in an increase of $4.8 million or 91.35% in interest earned on loans. As a result of the significant decrease in interest rates during 2001, this increase was somewhat less than would otherwise have been the case given the significant amount of loan growth experienced. This comprised all the $4.6 million or 77.30% increase in total interest income as declines in income were experienced in deposits with banks, Federal funds sold and securities as a result of declines in interest rates as well as some changes in the volume of these assets from year to year.

            Interest expense increased $815 thousand, or 23.41%, primarily due to the overall increase in volume of interest bearing deposits. These average deposit amounts increased $66.3 million or 18.02% during the first quarter of 2002 as compared to the same period in 2001.

            Management determines the adequacy of the Bank's allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.

MountainBank Financial Corporation
Management Discussion and Analysis
March 31, 2002
--------------------------------------------------------------------------------

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

            During the first three months of 2002, the Bank's provision for loan losses more than doubled as compared with the same period during 2001, increasing $673 thousand to $1.3 million. This increase was due in part to increased loan volume but also, as a result of the continuing weak economy, to an increase in the ratio of allowance for loan losses to total loans. Management has deemed it prudent to increase this ratio in the event the domestic economy does not recover during 2002 and the potential for loan losses increases as a result. Consequently, the Company's ratio of allowance to total loans was increased to 1.56% at March 31, 2002 from 1.45% at December 31, 2001. Non-performing assets and loans past due over 30 days totaled 1.05% at March 31, 2002.

            Non-interest income increased $1.03 million or 281.40% during the first quarter of 2002. The primary contributors to this substantial increase were mortgage origination fees which increased $434 thousand or 331.93% and service charges on deposit accounts which increased $343 thousand or 230.55%. This particular increase was driven principally through the offering of a new checking account overdraft product that was introduced during the fourth quarter of 2001. Also, as a result of the restructuring of the Bank's securities portfolio, a gain on the sale of securities was recognized during the first quarter that amounted to $245 thousand.

            Non-interest expense for the first quarter of 2001 increased by $2.2 million or 147.08%. This increase resulted principally of increases of $1.2 million in personnel expense as a result of increasing the Bank's branch network and the acquisition of First Western Bank. Occupancy costs also increased substantially due to this reason. Costs associated with the Bank's facilities increased $220 thousand or 87.05% during the first quarter of 2002. Increases in general and administrative expense increased $775 thousand or 163.61%. The most significant items contributing to this increase were increases in telecom, data processing and professional services. These increases were also due in large part to the overall expansion of the Company's business locations and volume.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         At the date of this filing, the registrant was a party to no legal proceedings and management was unaware of any pending matters for which litigation was considered likely.

ITEM 2.  CHANGES IN SECURITIES
         During the first quarter of 2002, the Company issued 276,414 additional shares of its Series A Preferred Stock through a private placement. This issuance generated additional capital of $6.6 million during the period.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         Exhibits.
         None.
         Reports on 8-K.
         The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 14, 2002. This report disclosed the successful closing of the Company's acquisition of First Western Bank and its subsequent merger into MountainBank affected as of the close of business on December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MountainBank Financial Corporation


Date:  May 13, 2002                          /s/  J.W. Davis
                                             ---------------
                                             J. W. Davis
                                             President & Chief Executive Officer
                                             (Duly Authorized Officer)


Date:  May 13, 2002                          /s/  Gregory L. Gibson
                                             ----------------------
                                             Gregory L. Gibson
                                             Chief Financial Officer