Form 10QSB
period 2002-06-30
MOUNTAINBANK FINANCIAL CORP
filed 2002-08-14
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                   Form 10-QSB

     (Mark One)
     [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2002

                                       Or

     [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the transition period from _________ to


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

     At August 5, 2002, the Company had 3,136,731 shares outstanding of its $4 par common stock.

     Transitional Small Business Disclosure Format (check one): Yes ___ No  X
                                                                           ---

                       MountainBank Financial Corporation
                                   Form 10-QSB
                                Table of Contents
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

The financial statements of MountainBank are set forth in the following pages.
        Balance Sheets at June 30, 2002 and December 31, 2001 ..................................   3

        Statement of Operations for the Three and Six Months Ended June 30, 2002 and 2001 ......   4

        Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2000
            And 2001 and for the Six Months Ended June 30, 2002 ................................   5

        Statement of Cash Flows for the Six Months Ended June 30, 2002 and 2001 ................   6

        Notes to Financial Statements ..........................................................   7

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS .........................................   10

        PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings .............................................................   17

        Item 2.  Changes in Securities and Use of Proceeds .....................................   17

        Item 3.  Defaults Upon Senior Securities ...............................................   17

        Item 4.  Submission of Matters to a Vote of Security Holders ...........................   17

        Item 5.  Other Information .............................................................   18

        Item 6.  Exhibits and Reports on Form 8-K ..............................................   18

        Signatures .............................................................................   20

        Officer's Certifications ...............................................................   20

MountainBank Financial Corporation
Balance Sheets
At June 30, 2002 (Unaudited) and  December 31, 2001 (Audited)
================================================================================

                                                                      June 30, 2002      December 31, 2001
                                                                      -------------      -----------------
Assets
Cash and due from banks                                             $      19,004,272    $      10,125,801
Interest bearing deposits with banks                                       36,389,577              524,767
Federal funds sold                                                          7,644,000                    -
Investment securities available for sale                                   42,203,711           34,626,207
Restricted equity securities                                                9,888,700           10,761,398
Loans, net of allowance for loan losses of $9,116,693 at
  June 30, 2002 and $7,113,269 at December 31, 2001                       553,627,652          483,871,913
Property and equipment, net                                                 8,169,761            7,203,652
Accrued income                                                              3,869,502            3,248,609
Intangible assets, net                                                      2,654,779            2,820,307
Other assets                                                                8,550,295            7,940,308
                                                                    -----------------    -----------------
       Total assets                                                 $     692,002,249    $     561,122,962
                                                                    =================    =================

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits                                        $      48,878,534    $      41,187,520
Interest-bearing deposits                                                 524,621,656          426,319,154
                                                                    -----------------    -----------------
       Total deposits                                                     573,500,190          467,506,674

Federal funds purchased and
  Securities sold under agreements to repurchase                            7,662,644            5,239,949
Short-term debt                                                                     -            1,250,000
Long-term debt                                                             56,171,757           42,633,140
Obligations under capital lease                                               722,752              735,567
Accrued interest payable                                                    3,846,223            4,778,290
Other liabilities                                                           2,048,230            1,963,950
                                                                    -----------------    -----------------
       Total liabilities                                                  643,951,796          524,107,570
                                                                    -----------------    -----------------

Stockholders' equity
Preferred stock, no par value; 3,000,000 shares authorized;
  and 419,243 and 92,667 shares issued and outstanding
  at June 30, 2002 and December 31, 2001, respectively                     10,061,832            2,224,008
Common stock, $4 par value; 10,000,000 shares authorized;
  and 3,132,586 and 3,112,699 shares issued and outstanding
  at June 30, 2002 and December 31, 2001, respectively                     12,530,344           12,450,796
Surplus                                                                    18,750,989           18,584,215
Retained earnings                                                           6,747,751            3,692,648
Acumulated other comprehensive income (loss)                                  (40,463)              63,725
                                                                    -----------------    -----------------
       Total stockholders' equity                                          48,050,453           37,015,392
                                                                    -----------------    -----------------
       Total liabilities and stock holders' equity                  $     692,002,249    $     561,122,962
                                                                    =================    =================

MountainBank Financial Corporation
Statement of Operations (Unaudited)
For the three months ended June 30, 2002 and June 30, 2001
--------------------------------------------------------------------------------

                                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                              -----------------------------     -----------------------------
                                                                  2002             2001             2002             2001
                                                                  ----             ----             ----             ----
Interest income
       Loans and fees on loans                                $ 10,340,460     $  6,418,697     $ 20,391,658     $ 11,671,352
       Federal funds sold                                           89,932           97,909           98,183          189,403
       Investment securities, taxable                              331,488          438,303          739,681          965,177
       Investment securities, nontaxable                               958           15,778           25,003           24,719
       Deposits with banks                                           1,379           95,111            2,781          146,905
       Dividends                                                    83,040           59,959          112,737           72,130
       Other                                                        15,925                -           31,850                -
                                                              ------------     ------------     ------------     ------------
       Total interest income                                    10,863,182        7,125,757       21,401,893       13,069,686
                                                              ------------     ------------     ------------     ------------

Interest expense
    Deposits                                                     3,938,600        3,794,146        7,618,458        7,205,011
    Federal funds purchased and securities sold under
       agreements to repurchase                                     19,678           55,814           61,019          109,328
    Other borrowed funds                                           481,241          332,403        1,052,915          346,612
                                                              ------------     ------------     ------------     ------------
       Total interest expense                                    4,439,519        4,182,363        8,732,392        7,660,951
                                                              ------------     ------------     ------------     ------------
       Net interest income                                       6,423,663        2,943,394       12,669,501        5,408,735
Provision for loan losses                                          950,000          865,000        2,250,000        1,492,000
                                                              ------------     ------------     ------------     ------------
       Net interest income after provision for loan losses       5,473,663        2,078,394       10,419,501        3,916,735
                                                              ------------     ------------     ------------     ------------

Noninterest income
    Service charges on deposit accounts                            612,490          202,590        1,104,627          351,475
    Mortgage origination income                                    611,064          189,506        1,176,218          320,351
    Gain on sale of securities                                       3,683                -          248,828                -
    Other service charges and fees                                 222,576          110,984          320,208          198,338
                                                              ------------     ------------     ------------     ------------
    Other income                                                 1,449,813          503,080        2,849,881          870,164
                                                              ------------     ------------     ------------     ------------

Noninterest expense
    Salaries and employee benefits                               2,135,865        1,097,811        4,094,118        1,860,573
    Occupancy expense                                              595,403          297,299        1,069,102          550,548
    Other expense                                                1,477,054          684,748        2,726,833        1,158,847
                                                              ------------     ------------     ------------     ------------
       Total noninterest expense                                 4,208,322        2,079,858        7,890,053        3,569,968
                                                              ------------     ------------     ------------     ------------
       Income before income taxes                                2,715,154          501,616        5,379,329        1,216,931
          Income tax expense                                     1,048,298          210,000        2,173,298          420,000
                                                              ------------     ------------     ------------     ------------
             Net income                                       $  1,666,856     $    291,616     $  3,206,031     $    796,931
                                                              ============     ============     ============     ============


Basic earnings per share                                      $       0.53     $       0.13     $       1.03     $       0.35
Diluted earnings per share                                    $       0.43     $       0.11     $       0.83     $       0.31
Weighted average shares outstanding                              3,125,237        2,248,153        3,118,652        2,248,153

MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity
For the two years ended December 31, 2001, 2000 and the six months (unaudited) ended June 30, 2002
--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                 Stock                                              Other
                                                 -----
                                        Preferred      Common                       Retained     Comprehensive
                                          Amount       Amount         Surplus       Earnings     Income (Loss)       Total
                                          ------       ------         -------       --------     -------------       -----
Balance, December 31, 1999            $          -  $  5,769,730   $  4,385,302   $    126,541   $     (59,081)  $ 10,222,492
Comprehensive income                                                                                                        -
Net Income                                       -             -              -      1,055,969               -      1,055,969
Net change in unrealized
 appreciation on investment
 securities available for sale                   -             -              -              -         198,332        198,332
                                                                                                                 ------------
Total comprehensive income                                                                                          1,254,301

Fractional shares purchased                      -          (323)           323              -               -              -
Shares sold                                      -     1,705,325      5,005,128              -               -      6,710,453
Stock options exercised                          -        13,020         10,153                                        23,173
                                      ---------------------------------------------------------------------------------------
Balance December 31, 2000             $          -  $  7,487,752   $  9,400,906   $  1,182,510   $     139,251   $ 18,210,419
                                      =======================================================================================

Comprehensive income
Net Income                                       -             -              -      2,510,138               -      2,510,138
Net change in unrealized
 appreciation on investment
 securities available for sale                   -             -              -              -         (75,526)       (75,526)
                                                                                                                 ------------
Total comprehensive income                                                                                          2,434,612

Shares sold                              2,224,008             -              -              -               -      2,224,008
Shares issued to acquire
 PremierMortgage Associates, Inc.                -        80,000        220,000              -               -        300,000
Shares issued to acquire
 First Western Bank                              -     2,751,364     11,005,456              -               -     13,756,820
Stock options exercised                          -        56,548         32,985              -               -         89,533
Stock split, effected in
 the form of a dividend                          -     2,075,132     (2,075,132)             -               -              -
                                      ---------------------------------------------------------------------------------------
Balance December 31, 2001             $  2,224,008  $ 12,450,796   $ 18,584,215   $  3,692,648   $      63,725   $ 37,015,392
                                      =======================================================================================

Comprehensive income
Net Income                                       -             -              -      3,206,031               -      3,206,031
Net change in unrealized
 appreciation on investment
 securities available for sale                   -             -              -              -        (104,188)      (104,188)
                                                                                                                 ------------
Total comprehensive income                                                                                          3,101,843

Dividends Paid                                                                        (150,928)                      (150,928)
Shares sold                              7,837,824             -              -              -               -      7,837,824
Stock options exercised                          -        82,616        177,142              -               -        259,758
Dissenters' Shares                               -        (1,800)        (7,889)             -               -         (9,689)
Fractional shares purchased                               (1,268)        (2,479)                                       (3,747)
                                      ---------------------------------------------------------------------------------------
Balance June 30, 2002                 $ 10,061,832  $ 12,530,344   $ 18,750,989   $  6,747,751   $     (40,463)  $ 48,050,453
                                      =======================================================================================

MountainBank Financial Corporation
Statements of Cash Flows - Unaudited
For the Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

Cash flows from operating activities                                      June 30, 2002     June 30, 2001
                                                                          -------------     -------------
    Net income                                                            $   3,206,031     $     796,931
    Adjustments to reconcile net income
        to net cash provided by operations:
           Depreciation and amoritization                                       648,516           225,844
           Provision for loan losses                                          2,250,000         1,492,000
           Net gain on sales and calls of investment securities                (248,828)                -
           Accretion of discount on securities, net of
               amortization of premiums                                           5,088               (39)
    Changes in assets and liabilities:
        Accrued income                                                         (620,893)         (506,023)
        Other real estate owned                                                (333,821)                -
        Other assets                                                           (197,631)         (541,868)
        Accrued interest payable                                               (932,067)        2,639,509
        Other liabilities                                                       (28,031)          258,445
                                                                          -------------     -------------
                Net cash provided (used) by operating activities              3,748,364         4,364,799
                                                                          -------------     -------------

Cash flows from investing activities
    Net (increase) decrease in federal funds sold                            (7,644,000)         (819,000)
    Net increase in interest-bearing deposits with banks                    (35,864,810)      (18,532,083)
    Purchases of investment securities                                      (28,876,521)      (17,316,055)
    Maturities of investment securities                                       4,955,908         8,374,506
    Sales of investment securities                                           17,276,824
    Net increase in loans                                                   (72,005,739)     (119,833,029)
    Purchases of property and equipment                                      (1,449,097)         (734,783)
                                                                          -------------     -------------
                Net cash used in investing activities                      (123,607,435)     (148,860,444)
                                                                          -------------     -------------

Cash flows from financing activities
    Net increase in demand, NOW and savings deposits                         38,145,598        23,538,705
    Net increase in time deposits                                            67,847,918        88,854,550
    Net increase in Federal funds purchased and
        securities sold under agreements to repurchase                        2,422,695           458,338
    Net (decrease) increase in notes payable                                 (6,500,000)        5,000,000
    Net (decrease) increase in FHLB advances                                 (1,250,000)       25,000,000
    Net increase in trust preferred debt                                     20,000,000                 -
    Repayment of obligations under capital lease                                (12,815)          (11,818)
    Proceeds from the exercise of stock options                                 259,758             9,252
    Proceeds from the issuance of preferred stock, net                        7,837,824                 -
    Fractional shares purchased                                                  (3,747)                -
    Purchase of dissenter's common stock shares                                  (9,689)                -
                                                                          -------------     -------------
                Net cash provided by financing activities                   128,737,542       142,849,027
                                                                          -------------     -------------
                Net increase in cash and cash equivalents                     8,878,471        (1,646,618)

Cash and cash equivalents, beginning                                         10,125,801         7,797,745
                                                                          -------------     -------------
Cash and cash equivalents, ending                                         $  19,004,272     $   6,151,127
                                                                          =============     =============

Supplemental disclosures of cash flow information
                                                                          -------------     -------------
    Interest paid                                                         $   9,664,459     $   5,021,442
                                                                          =============     =============
    Income taxes paid                                                     $   2,173,298     $     420,000
                                                                          =============     =============

MountainBank Financial Corporation
Notes to Financial Statements
June 30, 2002
--------------------------------------------------------------------------------

Note 1.  Organization and Summary of Significant Accounting Policies


Organization:

          MountainBank Financial Corporation (the "Company") was incorporated on January 10, 2001 by the Board of Directors of MountainBank (the "Bank") for the sole purpose of acquiring the Bank and serving as the Bank's parent bank holding company. Prior to its acquisition of the Bank, the company conducted no business or operations other than those activities related to the acquisition. On March 30, 2001, the Company acquired the Bank under North Carolina law and in accordance with the terms of an Agreement and Plan of Reorganization and Share Exchange dated January 11, 2001. The Company is regulated by the Federal Reserve of Richmond.
          On December 31, 2001, the Company acquired First Western Bank, located in Burnsville, N.C. and merged it into MountainBank ("the Bank"). The first quarter of 2002 represented the initial reporting period of operations for the combined banks. Accordingly, operating results for the first six months of 2002 includes combined operations of both banks, whereas results for the first six months of 2001 include only operations of MountainBank.
          MountainBank is a state chartered, full service commercial banking institution, insured by the FDIC and incorporated under the laws of North Carolina. The Bank currently operates sixteen full service banking offices located in nine western North Carolina counties as well as a mortgage brokerage operation headquartered in Greenwood, S.C. The Bank is subject to regulation by the FDIC and the North Carolina State Banking Commission. As MountainBank Financial Corporation is a single bank holding company, much of the following discussion relates both to the Company and the Bank and the following discussion will speak to both entities interchangeably.


Basis of Presentation:

          The financial statements as of June 30, 2002 and for the periods ended June 30, 2002 and 2001 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations, cash flows and changes in shareholders' equity for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,

MountainBank Financial Corporation
Notes to Financial Statements
June 30, 2002
--------------------------------------------------------------------------------

     2001.
          Statements in this report as to the Company's projections for expansion, capital expenditures, earnings and other such issues as well as for future financial or economic performance of the Company are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include changes in general economic conditions in the Company's markets, loan losses, including loan losses resulting from adverse economic conditions, increased competition, any loss of the Company's key management personnel, changes in governmental regulations and other factors.
          The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The accounting policies followed are set forth in Note 1 to the Company's 2001 Financial Statements incorporated in its 2001 Form 10-KSB.

Commitments and Other Contingencies:

          In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2002 was approximately $82.7 million.

Properties and Equipment:

          Company properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

Note 2.  Net Income Per Share

          Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation's potential common stock and contingently issuable shares, which consist of dilutive stock options and Series A Preferred Convertible stock, had been issued.
          The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented.

MountainBank Financial Corporation
Notes to Financial Statements
June 30, 2002
--------------------------------------------------------------------------------

     The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. A reconciliation of the basic average common shares outstanding to the diluted average common shares outstanding is as follows:

                                                                           Six Months
                                                                         Ended June 30,
                                                                   ------------------------
                                                                       2002         2001
                                                                   ------------------------
     Basic weighted average number of common shares outstanding       3,118,652   2,248,153

     Dilutive effect arising from potential common stock                766,668     295,776
                                                                   ------------------------
     Diluted weighted average number of common shares outstanding     3,885,320   2,543,929
                                                                   ========================


Note 3.  Recent Developments:

          During the second quarter of 2002, the Company announced agreements to acquire two bank holding companies in Virginia, Cardinal Bankshares Corporation, located in Floyd, Virginia and CNB Holdings, Inc., located in Pulaski, Virginia. The Company reported the execution of these merger agreements via filings on Form 8-K on May 31, 2002 and June 27, 2002, respectively, copies of which are attached hereto as exhibits 2.1 and 2.2. Additionally, on July 23, 2002, the Company filed a Form 8-K regarding the signing of a merger agreement with TrustCo Holding, Inc., located in Greenville, South Carolina. TrustCo Holding, Inc. is the parent company for Trust Company of the South, a non-depository Trust Company and Asset Management of the South, a Registered Investment Advisory company. Management expects all of these mergers to be completed in the fourth quarter of 2002.

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

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

     Changes in Financial Condition June 30, 2002 Compared with December 31,
     2001

          The Company's growth continued during the second quarter of 2002, albeit at a slower pace than that which was experienced through portions of 2001. Asset growth for the quarter amounted to $80.1 million or 13.1%, bringing total asset growth for the first six months of 2002 to $130.9 million or 23.3%. This level of growth is within management's plan for internal growth for fiscal 2002. Management expects internal growth rates comparable to those experienced during the first six months of the year to continue through the remainder of 2002. However, if general economic conditions in the Company's primary market areas decline from current levels, asset growth may slow further. In any event, with the anticipated closing of the recently announced mergers with Cardinal Bankshares Corporation and CNB Holdings, Inc., management expects the Company's total assets to exceed $1 billion by the end of 2002.
          During the first six months of 2002, earning assets increased $122.0 million, or 22.7%. Loans continue to represent the Company's single largest class of earning assets. During the first six months of 2002, outstanding loans increased $71.8 million, or 14.6%. Cash and cash equivalents (Federal funds sold and deposits with banks) increased substantially from $10.7 million at December 31, 2001 to $63.0 million at June 30, 2002, an increase of $52.3 million or 488.8%. Several events transpired which resulted in increased levels of cash and cash equivalents at the end of the second quarter. Two new branch offices were brought into full production during the quarter. This coupled with deposit acquisition campaigns executed during the quarter and the funding of $20 million in Trust Preferred securities at the end of June resulted in the substantial increase reported in the period. Management expects to convert this excess liquidity into loans and investments during the third quarter to improve the yield on these assets. In conjunction with the overall growth of the Company's balance sheet, investment securities increased $7.6 million or 21.9% during the first six months of 2002 from $34.6 million to $42.2 million.
          Deposits increased $106.0 million, or 22.7%, from December 31, 2001 to June 30, 2002. Noninterest-bearing demand deposits increased $7.7 million, or 18.7%, over the same period. Management has established a goal of increasing demand, NOW, savings and money market totals as a percent of total deposits over fiscal 2002. As a result, NOW's increased during the first six months of 2002 in the amount of $25.3

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

     million or 80.0% and savings and money market deposit accounts increased $5.1 million or 6.9%. Certificates of deposit increased $67.8 million or 21.2% during the period.
          The Company's long-term debt increased by $13.5 million during the first six months of the year. As noted above, the Company completed its first issuance of Trust Preferred securities in late June 2002 in the amount of $20 million. This issuance is accounted for as long-term debt in the accompanying financial statements, however, for regulatory capital purposes, the majority of this issuance is considered Tier I capital with the remainder qualifying as Tier II capital. A portion of the proceeds of this issuance amounting to $5 million was used to extinguish the Company's existing debt with a correspondent institution. The remaining long-term debt reported on the Company's balance sheet represents long-term borrowings by MountainBank from the Federal Home Loan Bank of Atlanta. The Company's equity increased $11.0 million during the first six months of 2002, principally through the Company issuance of an additional $7.8 million in Preferred Stock as noted above. The Series A Preferred Stock offering that was begun in the later part of December 2001was concluded during the period, bringing the total outstanding amount of Series A Preferred Convertible Stock to $10.1million. The remaining increase in equity resulted from retention of earnings and exercise of stock options.

     Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

          The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers at all times, as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the Federal funds rate over time. At June 30, 2002, the Company's liquidity position was significantly higher than at December 31, 2001 or March 31, 2002 and was deemed adequate by management to meet all known liquidity demands.
          Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. Managing interest rate risk, net interest margin and the overall leverage of the Company's balance sheet becomes increasingly important as the Company continues to grow and expand into other markets. As the Company's growth begins to slow as a percentage of its existing balance sheet, it is management's goal to increase transactional deposits and reduce, to a degree, the Bank's reliance on certificates of deposits. Over time, this process should enhance the Bank's interest margin and allow for additional flexibility in managing overall funding costs. However, management expects to continue to have deposits more heavily weighted toward certificates of deposit for the foreseeable future.

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

          The Bank uses several modeling techniques to measure interest rate risk. Its primary method is the simulation of net interest income under varying interest rate scenarios. Management believes this methodology is preferable in that it takes into account the pricing strategies management would undertake in response to rate changes, whereas other methods such as interest rate shock analysis do not take these into consideration.
          Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as the Bank's simulation model. The Bank's balance sheet remains asset-sensitive over the short term (approximately one year), and then shifts to liability-sensitive in future periods. The result of this is that in the near term, more assets than liabilities are subject to immediate repricing as market rates change. Because most of the Bank's securities portfolio, all overnight investments and approximately one-third of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank's loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income as compared with a flat rate scenario. The opposite would be expected during periods of declining rates.
          While the Bank's balance sheet has continued to grow over the first six months of 2002, management has begun to shorten the overall duration of the balance sheet. This is being initiated in anticipation of the possibility of rising interest rates over the next eighteen to twenty-four months. However, at June 30, 2002, the Company's mix of rate-sensitive assets and liabilities had not changed sufficiently to result in a material change in its interest rate sensitivity as compared to that reported at December 31, 2001.
          At June 30, 2002, the Company's equity to assets ratio was 6.94%. Additionally, risk based capital ratios for the Company and the Bank were as follows. The Company's Tier I Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 9.55%, 10.39% and 12.48%, respectively. For the Bank, Tier I Leverage and Risk Based capital ratios were 8.37% and 9.12% and its Total Risk Based capital ratio was 10.37%. The Preferred Stock issuance conducted by the Company during the first six months of 2002 enhanced total and primary equity ratios for both the Company and the Bank. It is expected that this issuance will be sufficient to support the Company's projected 2002 growth. At June 30, 2002, both the Company's and the Bank's equity exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations.

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

     Results of Operations for the Three-Month Periods Ended June 30, 2002 and 2001

          Net interest income increased $3.5 million or 118.2% over the second quarter of 2001. Total interest income increased $3.7 million or 52.5% from $7.1 million for the three months ended June 30, 2001 to $10.9 million for the three months ended June 30, 2002. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average earning assets increased $280 million while yields decreased 153 basis points from 8.67% to 7.14%. Interest and fees on loans increased $3.9 million or 61.1% from $6.4 million to $10.3 million as a result of a $271 million or 97.8% increase in average loans outstanding from $278 million to $549 million. Interest on securities, fed funds sold and interest on deposits with other banks decreased $122 thousand, $8 thousand and $94 thousand respectively, partially offset by increases of $23 thousand in dividends and $16 thousand in other income. These decreases in interest income on securities, federal funds sold and deposits with other banks can be attributed to excess cash being used to fund loan growth during the period. Interest expense increased $257 thousand or 6.1% from $4.2 million for the three months ended June 30, 2001 to $4.4 million for the three months ended June 30, 2002. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $249 million from $287 million to $536 million while the cost of funds decreased 253 basis points from 5.85% to 3.32%.
          The provision for loan losses for the three-month period ended June 30, 2002 was $950 thousand compared to $865 thousand for the three-month period ended June 30, 2001.
          Other income increased $947 thousand or 188.1% from $503 thousand for the three months ended June 30, 2001 to $1.4 million for the same period in 2002. The increase was attributable to higher service charges and fees earned on deposit accounts, mortgage origination income and other service charges and fees. The increase in service charges on deposit accounts can be attributed to a higher number of deposit accounts compared to the same period in 2001 in addition to the offering of a new checking account overdraft product that was introduced during the fourth quarter of 2001. The increase in other service charges and fees can be attributed primarily to increases in commissions on the sale of credit life & accident & health insurance commissions.
          Other expenses increased $2.1 million or 102.3% from 2.1 million to $4.2 million for the three months ended June 30, 2002 compared to the same period in the prior year. The increase in non-interest expenses is attributed to increases in salaries and wages of $1.0 million or 94.6% as well as increases in occupancy expense of $298 thousand or 100.3%. These increases were primarily a result of the Company's continued expansion both through de novo branching and through the acquisition of First Western Bank, which is reflected only in 2002 expense totals. Other expenses increased $792 thousand or 115.7% primarily due to increases in telecom, data processing and professional services, the majority of which were associated with expansion of the Company's branch banking network. These increases were also due to

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

     the overall expansion of the Company's business locations and volume.
          Income before income taxes totaled $2.7 million for the three-month period ended June 30, 2002 representing an increase of $2.2 million or 441.3% compared to $502 thousand for the comparable period in 2001. Income tax expense for the second quarter totaled $1.0 million compared to $210 thousand during the same period in 2001, an increase of $838 thousand or 399.2%. The Company's net income for the quarter increased to $1.7 million as compared with $292 thousand, an increase of $1.4 million or 471.6%.

     Results of Operations for the Six-Month Periods Ended June 30, 2002 and
     2001

          Net interest income increased $7.3 million or 134.2% over the first six months of 2001. Total interest income increased $8.3 million or 63.8% from $13.1 million for the six months ended June 30, 2001 to $21.4 million for the six months ended June 30, 2002. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average earning assets increased $251 million while yields decreased 148 basis points from 8.86% to 7.38%. Interest and fees on loans increased $8.7 million or 74.7% from $11.7 million to $20.4 million as a result of a $281 million or 112.8% increase in average loans outstanding from $250 million to $531 million. Interest on securities, fed funds sold and interest on deposits with other banks decreased $225 thousand, $91 thousand and $144 thousand respectively, partially offset by increases of $41 thousand in dividends and $32 thousand in other income. These decreases in interest income on securities, federal funds sold and deposits with other banks resulted from reallocation of cash from short-term investments to the Company's loan portfolio. Interest expense increased $1.1 million or 14.0% from $7.7 million for the six months ended June 30, 2001 to $8.7 million for the six months ended June 30, 2002. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $252 million from $260 million to $512 million while the cost of funds decreased 251 basis points from 5.95% to 3.44%.
          During the first six months of 2002, the Company provided $2.3 million for possible loan losses as compared to $1.5 million for the six-month period ended June 30, 2001. Management determines the adequacy of the Bank's allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.
          Management realizes that general economic trends greatly affect loan losses and

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

     no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. As a result of management's assessment of general economic conditions and specific economic conditions in the markets in which the Bank operates, the Company's provision for loan losses was increased by more than 50% as compared with the same period during 2001, increasing $758 thousand to $2.3 million. While a portion of this increase was attributable to increased loan volume, a sizeable portion of this increase resulted from management's assessment of a weak economy and the additional risk to the loan portfolio presented by such an economy. Accordingly, management has deemed it prudent to increase the Company's ratio of allowance for loan losses to loans in the event the domestic economy does not recover during 2002. Consequently, management has increased this ratio by 17 basis points during the first six months of 2002, from 1.45% to 1.62%.
          Due in large part to the weakened economy, the Company's non-performing assets increased from $1.5 million at December 31, 2001 to $4.5 million at June 30, 2002. While this increase of $3 million is substantial, $2.5 million of the increase is attributable to one relationship that was placed on non-accruing status during the second quarter. This client is an operating company and the credit is secured by real estate. Management views this to be a work out situation and has made a special allocation to this credit in its calculation of the adequacy of the allowance for loan losses at June 30, 2002. Currently, management believes any potential losses associated with this credit to be adequately covered by the Company's allowance without need for material additional provisions. Loans past due 30 to 89 days were reduced from $4.6 million at December 31, 2001 to $4.0 million at June 30, 2002 and represented 0.70% of gross loans at the end of the second quarter.
          Non-interest income increased $2.0 million or 227.51% from $870 thousand for the six months ended June 30, 2001 to $2.8 million for the same period in 2002. The increase was attributable to higher service charges and fees earned on deposit accounts, increased fees associated with additional mortgage origination volume, gain on sale of securities, and other service charges and fees. The increase in service charges on deposit accounts can be attributed to a higher number of deposit accounts compared to the same period in 2001 in addition to the offering of a new checking account overdraft product that was introduced during the fourth quarter of 2001. The Bank's securities portfolio was restructured during the first six months of 2002, resulting in gains on the sale of securities in the amount of $249 thousand. The increase in other service charges and fees can be attributed primarily to increases in commissions on the sale of credit life & accident & health insurance commissions.
          Other expenses increased $4.3 million or 121.0% from $3.6 million to $7.9 million

MountainBank Financial Corporation
Management Discussion and Analysis
June 30, 2002
--------------------------------------------------------------------------------

     for the six months ended June 30, 2002 compared to the same period in the prior year. The increase in other expenses can be attributed to increases in salaries and wages, occupancy expense and other expenses. Salaries and wages expense and occupancy expense increased primarily due to the continued expansion of the Bank. Other expenses increased $1.6 million or 135.3% primarily due to increases in telecom, data processing and professional services. These increases were also due to the overall expansion of the Company's business locations and volume.
          Income before income taxes was $5.4 million for the six-month period ended June 30, 2002 compared to $1.2 million for the comparable period in 2001, representing an increase of $4.2 million or 342.0%. Income tax expense amounted to $2.2 million for the six months ended June 30, 2002 compared to $420 thousand during the same period in 2001 and the Company's net income for the period increased $2.4 million or 302.3% to $3.2 million from $797 thousand.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          At the date of this filing, the registrant was a party to no legal proceedings and management was unaware of any pending matters for which litigation was considered likely.

ITEM 2.   CHANGES IN SECURITIES
          During the second quarter of 2002, the Company issued 50,162 shares of its Series A Preferred Stock through a private placement. This issuance generated additional capital of $1.2 million during the period.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company's 2002 Annual Shareholders meeting was held on June 17, 2002 with a quorum of 2,233,040 or 71.3% of outstanding shares being represented at the meeting. The proposals submitted to shareholders for a vote and the results of that vote are as follows:

          Proposal 1: Election of Directors. To elect six directors for various terms, or until their respective successors are duly elected and qualified.

               Results of Proposal 1 Voting:

               Director             Votes for       Votes withheld
               --------             ---------       --------------
               William A. Banks     2,227,392            5,648
               Ken C. Feagin        2,221,449           11,591
               J. Ed Jones          2,227,692            5,348
               Ronald R. Lamb       2,228,292            4,748
               H. Steve McManus     2,227,992            5,048
               Van F. Phillips      2,227,782            5,258

          Proposal 2: Approval of 2002 Employee Stock Purchase Plan. To consider a proposal to approve a proposed Employee Stock Purchase Plan.

                  Results of Proposal 2 Voting:

                                               For       Against    Abstain
                                            ---------    -------    -------
                  Stock Purchase Plan       1,641,037    53,923     538,080

          Proposal 3: Ratification of Appointment of Independent Accountants. To ratify the action of our Board of Directors in selecting Larrowe and Company, PLLC as our independent accountants for 2002.

                  Results of Proposal 3 Voting:

                                              For        Against    Abstain
                                            ---------    -------    -------
                  Accountants               2,200,386     5,910     26,744

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits.

                 -------------------------------------------------------------------------
                  Exhibit No.
                  (per Exhibit Table in item
                  601 of Regulation S-K)                 Description of Exhibits
                 -------------------------------------------------------------------------
                  2.1                          Agreement and Plan of Reorganization and
                                               Merger By and Between the Registrant and
                                               Cardinal Bankshares Corporation Dated
                                               June 20, 2002
                 -------------------------------------------------------------------------
                  2.2                          Agreement and Plan of Reorganization and
                                               Merger By and Between the Registrant and
                                               CNB Holdings, Inc. Dated June 20, 2002
                 -------------------------------------------------------------------------
                  4.1                          Trust Preferred Indenture
                 -------------------------------------------------------------------------
                  4.2                          Trust Preferred Guarantee
                 -------------------------------------------------------------------------

          (b) Reports on Form 8-K.

          The following reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 2002:

               Current report on Form 8-K dated May 31, 2002 and filed May 31, 2002, Items 5 and 7.

               Current report on Form 8-K dated June 21, 2002 and filed June 27, 2002, Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       MountainBank Financial Corporation



Date: August 12, 2002                      /s/ J.W. Davis
                                           --------------
                                           J. W. Davis
                                           President & Chief Executive Officer
                                           (Duly Authorized Officer)


Date: August 12, 2002                      /s/ Gregory L. Gibson
                                           ---------------------
                                           Gregory L. Gibson
                                           Chief Financial Officer


                                  CERTIFICATION

          The undersigned hereby certifies that, (i) the Form 10-Q filed by MountainBank Financial Corporation ("the Issuer") for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that report fairly presents, in all material respects, the financial condition and results of operations of the Issuer on June 30, 2002 and for the periods presented therein.

     Date: August 12, 2002                 /s/ J.W. Davis
                                           --------------
                                           J.W. Davis
                                           President and CEO


     Date: August 12, 2002                 /s/ Gregory L. Gibson
                                           ---------------------
                                           Gregory L. Gibson
                                           Chief Financial Officer