Form 10QSB
period 2002-09-30
MOUNTAINBANK FINANCIAL CORP
filed 2002-11-15
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                   Form 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

                                       Or

[_]  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 For the transition period from              to
                                                         ------------

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

Yes  X   No
    ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     At September 30, 2002, the Company had 3,138,912 shares outstanding of its $4 par common stock.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                       MountainBank Financial Corporation
                                   Form 10-QSB
                                Table of Contents
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

The financial statements of MountainBank are set forth in the following pages.
     Balance Sheets at September 30, 2002 and December 31, 2001 .................................  3

     Statement of Operations for the Three and Nine Months Ended September 30,
          2002 and 2001 .........................................................................  4

     Statement of Changes in Stockholders' Equity for the Years Ended December
          31, 2000 and 2001 and for the Nine Months Ended September 30, 2002 ....................  5

     Statement of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 ..............  6

     Notes to Financial Statements ..............................................................  7

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ................................................................. 13

     Item 3. INTERNAL CONTROLS AND PROCEDURES ................................................... 22

     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings .................................................................. 23

     Item 2. Changes in Securities and Use of Proceeds .......................................... 23

     Item 3. Defaults Upon Senior Securities .................................................... 23

     Item 4. Submission of Matters to a Vote of Security Holders ................................ 23

     Item 5. Other Information .................................................................. 23

     Item 6. Exhibits and Reports on Form 8-K ................................................... 23

     Signatures ................................................................................. 24

     Officer's Certifications ................................................................... 25

MountainBank Financial Corporation
Balance Sheets
At September 30, 2002 (Unaudited) and December 31, 2001 (Audited)
--------------------------------------------------------------------------------

(Dollars in thousands, except share data)                              September 30, 2002           December 31, 2001
                                                                       ------------------           -----------------
Assets
Cash and due from banks                                                $           14,787           $          10,126
Interest bearing deposits with banks                                               11,146                         525
Federal funds sold                                                                      -                           -
Investment securities available for sale                                           70,583                      34,626
U.S. agencies equity investment securities available for sale                       8,576                       8,702
Restricted equity securities                                                        2,059                       2,059
Loans, net of allowance for loan losses of $9,903 at
    September 30, 2002 and $7,113 at December 31, 2001                            616,268                     483,872
Property and equipment, net                                                         8,568                       7,204
Accrued income                                                                      3,889                       3,249
Intangible assets, net                                                              2,572                       2,820
Other assets                                                                        9,653                       7,940
                                                                       ------------------           -----------------
       Total assets                                                    $          748,101           $         561,123
                                                                       ==================           =================
Liabilities and Stockholders' Equity
Liabilities
Noninterest-bearing deposits                                           $           56,218           $          41,188
Interest-bearing deposits                                                         568,009                     426,319
                                                                       ------------------           -----------------
    Total deposits                                                                624,227                     467,507
Federal funds purchased and
    Securities sold under agreements to repurchase                                 12,932                       5,240
Short-term debt                                                                         -                       1,250
Long-term debt                                                                     56,191                      42,633
Obligations under capital lease                                                       716                         736
Accrued interest payable                                                            3,652                       4,778
Other liabilities                                                                     948                       1,964
                                                                       ------------------           -----------------
       Total liabilities                                                          698,666                     524,108
                                                                       ------------------           -----------------
Stockholders' equity
Preferred stock, no par value; 3,000,000 shares authorized;
    and 419,243 and 92,667 shares issued and outstanding
    at September 30, 2002 and December 31, 2001, respectively                      10,062                       2,224
Common stock, $4 par value; 10,000,000 shares authorized;
    and 3,138,912 and 3,112,699 shares issued and outstanding
    at September 30, 2002 and December 31, 2001, respectively                      12,556                      12,451
Surplus                                                                            18,778                      18,584
Retained earnings                                                                   8,124                       3,692
Accumulated other comprehensive income (loss)                                         (85)                         64
                                                                       ------------------           -----------------
       Total stockholders' equity                                                  49,435                      37,015
                                                                       ------------------           -----------------
       Total liabilities and stock holders' equity                     $          748,101           $         561,123
                                                                       ==================           =================

MountainBank Financial Corporation
Statement of Operations (Unaudited)
For the three and nine months ended September 30, 2002 and September 30, 2001
--------------------------------------------------------------------------------

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                --------------------------------    -------------------------------
(Dollars in thousands, except share data)                          2002                 2001           2002                 2001
                                                                   ----                 ----           ----                 ----
Interest income
       Loans and fees on loans                                 $   10,924           $    8,271     $   31,315          $   19,942
       Federal funds sold                                              70                   23            168                 213
       Investment securities                                          601                  523          1,366               1,514
       Deposits with banks                                            141                   78            144                 225
       Other                                                           49                   74            193                 146
                                                               ----------           ----------     ----------          ----------
       Total interest income                                       11,785                8,969         33,186              22,040
                                                               ----------           ----------     ----------          ----------
Interest expense
    Deposits                                                        4,432                4,156         12,050              11,361
    Federal funds purchased and securities sold under
       agreements to repurchase                                        33                   55             94                 164
    Other borrowed funds                                              739                  736          1,792               1,083
                                                               ----------           ----------     ----------          ----------
       Total interest expense                                       5,204                4,947         13,936              12,608
                                                               ----------           ----------     ----------          ----------
       Net interest income                                          6,581                4,022         19,250               9,432
Provision for loan losses                                           1,150                  705          3,400               2,197
                                                               ----------           ----------     ----------          ----------
       Net interest income after provision for loan losses          5,431                3,317         15,850               7,235
                                                               ----------           ----------     ----------          ----------
Noninterest income
    Service charges on deposit accounts                               641                  238          1,746                 589
    Mortgage origination income                                       929                  319          2,106                 639
    Gain on sale of loans                                               -                   65              -                  65
    Gain (loss) on sale of securities                                  (7)                   -            241                   -
    Other service charges and fees                                     24                  162            344                 360
                                                               ----------           ----------     ----------          ----------
    Other income                                                    1,587                  784          4,437               1,653
                                                               ----------           ----------     ----------          ----------
Noninterest expense
    Salaries and employee benefits                                  2,298                1,319          6,392               3,180
    Occupancy expense                                                 716                  326          1,785                 876
    Other expense                                                   1,536                  737          4,263               1,896
                                                               ----------           ----------     ----------          ----------
       Total noninterest expense                                    4,550                2,382         12,440               5,952
                                                               ----------           ----------     ----------          ----------
       Income before income taxes                                   2,468                1,719          7,847               2,936
          Income tax expense                                          941                  629          3,114               1,049
                                                               ----------           ----------     ----------          ----------
             Net income                                             1,527                1,090          4,733               1,887
             Preferred stock dividends
                declared                                              150                   --            301                  --
                                                               ----------           ----------     ----------          ----------
             Net income available to
                common stockholders                            $    1,377           $    1,090     $    4,432          $    1,887
                                                               ==========           ==========     ==========          ==========
Basic earnings per share                                       $     0.44           $     0.48     $     1.42          $     0.84
Diluted earnings per share                                     $     0.39           $     0.45     $     1.22          $     0.78
Basic weighted average shares outstanding                       3,137,172            2,248,358      3,124,893           2,247,800
Diluted weighted average shares outstanding                     3,893,943            2,434,358      3,881,664           2,433,800

MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity
For the two years ended December 31, 2001, 2000 and the nine months (unaudited) ended September 30, 2002
--------------------------------------------------------------------------------

                                               Stock                                    Accumulated
                                               -----                                       Other
                                       Preferred    Common                  Retained   Comprehensive
(Dollars in thousands)                  Amount      Amount       Surplus    Earnings    Income (Loss)     Total
                                       --------    --------      -------    --------    -------------    --------
Balance, December 31, 1999             $      -    $  5,770     $  4,385    $    126    $     (59)       $  10,222
Comprehensive income
Net Income                                    -           -            -       1,056            -            1,056
Net change in unrealized
   appreciation on investment
   securities available for sale              -           -            -           -          198              198
                                                                                                         ---------
Total comprehensive income                                                                                   1,254
Shares sold                                   -       1,705        5,006           -            -            6,711
Stock options exercised                       -          13           10                                        23
                                       ---------------------------------------------------------------------------
Balance December 31, 2000              $      -    $  7,488     $  9,401    $  1,182    $     139        $  18,210
                                       ===========================================================================
Comprehensive income
Net Income                                    -           -            -       2,510            -            2,510
Net change in unrealized
   appreciation on investment
   securities available for sale              -           -            -           -          (75)             (75)
                                                                                                         ---------
Total comprehensive income                                                                                   2,435
Shares sold                               2,224           -            -           -            -            2,224
Shares issued to acquire
   PremierMortgage Associates, Inc.           -          80          220           -            -              300
Shares issued to acquire
   First Western Bank                         -       2,751       11,005           -            -           13,756
Stock options exercised                       -          57           33           -            -               90
Stock split, effected in
   the form of a dividend                     -       2,075       (2,075)          -            -                -
                                       ---------------------------------------------------------------------------
Balance December 31, 2001              $  2,224    $ 12,451     $ 18,584    $  3,692    $      64        $  37,015
                                       ===========================================================================
Comprehensive income
Net Income                                    -           -            -       4,733            -            4,733
Net change in unrealized
   appreciation on investment
   securities available for sale              -           -            -           -         (149)            (149)
                                                                                                         ---------
Total comprehensive income                                                                                   4,584

Dividends Paid                                                                  (301)                         (301)
Shares sold                               7,838           -            -           -            -            7,838
Stock options exercised                       -         108          204           -            -              312
Dissenters' Shares                            -          (2)          (8)          -            -              (10)
Fractional shares purchased                              (1)          (2)                                       (3)
                                       ---------------------------------------------------------------------------
Balance September 30, 2002             $ 10,062    $ 12,556     $ 18,778    $  8,124    $     (85)       $  49,435)
                                       ===========================================================================

MountainBank Financial Corporation
Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

(Dollars in thousands)                                               September 30, 2002          September 30, 2001
                                                                     ------------------          ------------------
Cash flows from operating activities
    Net income                                                       $            4,733          $            1,887
    Adjustments to reconcile net income
        to net cash provided by operations:
            Depreciation and amoritization                                        1,092                         360
            Provision for loan losses                                             3,400                       2,197
           Net gain on sales and calls of investment securities                    (241)                          -
            Accretion of discount on securities, net of
                amortization of premiums                                             14                          (5)
    Changes in assets and liabilities:
        Accrued income                                                             (640)                       (941)
        Other real estate owned                                                    (319)                          -
        Other assets                                                             (1,318)                       (651)
        Accrued interest payable                                                 (1,126)                      1,756
        Other liabilities                                                          (958)                        646
                                                                     ------------------          ------------------
                 Net cash provided (used) by operating activities                 4,637                       5,249
                                                                     ------------------          ------------------
Cash flows from investing activities
    Net (increase) decrease in federal funds sold                                     -                       1,690
    Net increase in interest-bearing deposits with banks                        (10,621)                      3,490
    Purchases of investment securities                                          (67,225)                    (15,709)
    Maturities of investment securities                                           7,650                      11,523
    Sales and calls of investment securities                                     23,747
    Net increase in loans                                                      (135,796)                   (164,856)
    Purchases of property and equipment                                          (2,208)                     (1,056)
                                                                     ------------------          ------------------
                 Net cash used in investing activities                         (184,453)                   (164,918)
                                                                     ------------------          ------------------
Cash flows from financing activities
    Net increase in noninterest-bearing deposits                                 15,030                       9,747
    Net increase in interest-bearing deposits                                   141,690                     120,892
    Net increase in Federal funds purchased and
        securities sold under agreements to repurchase                            7,692                         961
    Net (decrease) increase in notes payable                                     (6,500)                      6,500
    Net (decrease) increase in FHLB advances                                     (1,250)                     25,000
    Net increase in trust preferred debt                                         20,000                           -
    Repayment of obligations under capital lease                                    (19)                        (18)
    Proceeds from the exercise of stock options                                     312                           9
    Proceeds from the issuance of preferred stock, net                            7,838                           -
    Dividends paid                                                                 (302)                          -
    Fractional shares purchased                                                      (4)                          -
    Purchase of dissenter's common stock shares                                     (10)                          -
                                                                     ------------------          ------------------
                 Net cash provided by financing activities                      184,477                     163,091
                                                                     ------------------          ------------------
                 Net increase in cash and cash equivalents                        4,661                       3,422
Cash and cash equivalents, beginning                                             10,126                       7,798
                                                                     ------------------          ------------------
Cash and cash equivalents, ending                                    $           14,787          $           11,220
                                                                     ==================          ==================
Supplemental disclosures of cash flow information
                                                                     ------------------          ------------------
    Interest paid                                                    $           15,062          $           10,852
                                                                     ==================          ==================
    Income taxes paid                                                $            3,114          $            1,049
                                                                     ==================          ==================

MountainBank Financial Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

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

          On December 31, 2001, the Company acquired First Western Bank, located in Burnsville, N.C. and merged it into MountainBank ("the Bank"). The first quarter of 2002 represented the initial reporting period of operations for the combined banks. Accordingly, operating results for the first nine months of 2002 includes combined operations of both banks, whereas results for the first nine months of 2001 include only operations of MountainBank.

          MountainBank is a state chartered, full service commercial banking institution, insured by the FDIC and incorporated under the laws of North Carolina. The Bank currently operates seventeen full service banking offices located in nine western North Carolina counties as well as a mortgage brokerage operation headquartered in Greenwood, S.C. The Bank is subject to regulation by the FDIC and the North Carolina State Banking Commission. As MountainBank Financial Corporation is a single bank holding company, much of the following discussion relates both to the Company and the Bank and the following discussion will speak to both entities interchangeably.

Basis of Presentation:

          The financial statements as of September 30, 2002 and for the periods ended September 30, 2002 and 2001 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary to present fairly the Company's financial position, results of operations, cash flows and changes in shareholders' equity for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2001, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

          Statements in this report as to the Company's projections for expansion, capital

MountainBank Financial Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

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

Commitments and Other Contingencies:

          In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of September 30, 2002 was approximately $86.8 million.

Properties and Equipment:

          Company properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

Note 2. New Accounting Standards

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, that superseded Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives, and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 by the Company did not have a material impact on the

MountainBank Financial Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

     consolidated financial statements, and is not anticipated to have a material impact in the future. Under guidance in SFAS 142 management expects to conduct an annual analysis concerning potential impairment of the goodwill existing on the Company's balance sheet. Any goodwill determined to be impaired at that time will be written off at the time of the analysis. The net carrying amount of goodwill at September 30, 2002 on the Company's balance sheet was $219 thousand. The other intangible assets on the Company's books at that date were core deposit intangible assets associated with the acquisition of First Western Bank. These CDI intangibles amounted to $2.4 million at September 30, 2002 and were amortized $64 thousand and $193 thousand during the third quarter and first three quarters of 2002, respectively.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that superseded SFAS No. 121 and APB Opinion No. 30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future.

          In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), and No. 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), and Technical Corrections. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 on May 15, 2002 by the Company did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

MountainBank Financial Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

Note 3. Net Income Per Share

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

          The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. The following table sets forth information for the computation of net income per share and net income per share assuming dilution (dollars and shares in thousands):

                                                  Quarter Ended          Nine Months Ended
                                                  September 30,            September 30,
                                                  -------------            -------------
                                                 2002       2001         2002        2001
                                                 ----       ----         ----        ----
Numerator:
   Net income                                  $ 1,527    $ 1,090      $ 4,733     $ 1,887
                                               =======    =======      =======     =======
   Net income available to common
       stockholders                            $ 1,377    $ 1,090      $ 4,432     $ 1,887
                                               =======    =======      =======     =======
Denominator:
   Weighted average shares
       outstanding                               3,137      2,248        3,125       2,248
                                               -------    -------      -------     -------
   Effect of dilutive securities:
       Common stock options                        254        186          254         186
       Series A Preferred Stock                    503          -          503           -
                                               -------    -------      -------     -------
   Potential dilutive common shares                757        186          757         186
                                               -------    -------      -------     -------
   Denominator for net income per
       share assuming dilution                   3,894      2,434        3,882       2,434
                                               =======    =======      =======     =======

          Assuming conversion at the end of each period in 2002 and 2001, the period end total of potentially dilutive securities, which are comprised of stock options and preferred stock, would be 757 thousand shares for the quarter and nine months ended September 30, 2002, and 186 thousand shares for the same periods in 2001, respectively.

Note 4. Deposits

          Interest-bearing deposit account balances at September 30, 2002 and 2001 are

MountainBank Financial Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

     summarized as follows (dollars in thousands):

                                           September 30, 2002                              September 30, 2001
                                ----------------------------------------       ----------------------------------------
                                                Percent         Weighted                                       Weighted
                                                  of            Average                        Percent          Average
                                 Amount          Total            Rate          Amount         of Total          Rate
                                 ------          -----            ----          ------         --------          ----
NOW                             $ 68,645         12.1%            1.47%        $ 20,432          6.0%            1.16%
Savings                           10,874          1.9%            1.34%           3,781          1.1%            1.97%
Money Market                      86,803         15.3%            2.35%          55,132         16.3%            3.61%
                                  ------                                         ------
   Transaction Deposits          166,322         29.3%            1.91%          79,345         23.4%            2.88%
                                 -------                                         ------
CDs under $100,000               239,064         42.1%            3.57%         167,753         49.5%            5.63%
CDs over $100,000                162,623         28.6%            3.75%          91,601         27.1%            5.45%
                                 -------                                         ------
   Total CDs                     401,687         70.7%            3.64%         259,354         76.6%            5.57%
                                 -------                                        -------
   Interest-Bearing Deposits    $568,009        100.0%            3.18%        $338,699        100.0%            4.98%
                                ========                                       ========

Note 5. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

          On June 28, 2002, MountainBank Financial Corporation Capital Trust I, a Delaware business trust formed by the Company, completed the sale of $20.0 million of floating rate (three-month LIBOR plus 3.65%) preferred securities, due June 30, 2032. The Company has the right to redeem the securities, in whole or in part, on or after June 30, 2007, at par plus any accrued but unpaid interest to the redemption date.

Note 6. Recent Developments

          The Company recently announced agreements to acquire two bank holding companies in Virginia, Cardinal Bankshares Corporation, located in Floyd, Virginia and CNB Holdings, Inc., located in Pulaski, Virginia. The Company reported the execution of these merger agreements via filings on Form 8-K on May 31, 2002 and June 27, 2002. Additionally, on July 23, 2002, the Company filed a Form 8-K regarding the signing of a merger agreement with TrustCo Holding, Inc., located in Greenville, South Carolina. TrustCo Holding, Inc. is the parent company for Trust Company of the South, a non-depository Trust Company and Asset Management of the South, a Registered Investment Advisory company. The Company reported the execution of this merger agreement via

MountainBank Financial Corporation
Notes to Condensed Consolidated Financial Statements
September 30, 2002 (Unaudited)
--------------------------------------------------------------------------------

     filing on Form 8-K on July 23, 2002. Management had originally expected all of these mergers to be completed in the fourth quarter of 2002. However, the company's Form S-4 filing relating to the Cardinal Bankshares, Inc. acquisition was selected for routine review by the Securities and Exchange Commission. This review has delayed the closing of these acquisitions. Management now expects to complete these transactions early in the first quarter of 2003.

          On September 27, 2002, the Company filed a Form 8-K with the Securities and Exchange Commission which announced the approval of the Company for listing of its stock on the Nasdaq SmallCap market. The Company's stock began trading on Nasdaq's SmallCap market on September 30, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Management has provided the following discussion and analysis to address information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the consolidated financial statements of MountainBank Financial Corporation (the "Company") and the notes thereto located herein and in the Company's 2001 Annual Report and filing on Form 10-KSB.

          The following discussion contains certain forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

          Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities: (1) projected business increases in connection with the implementation of our business plan are lower than expected; (2) competitive pressure among financial services companies increases significantly; (3) costs or difficulties related to the integration of acquisitions, or expenses in general, are greater than expected; (4) general economic conditions, in the markets in which the company does business, are less favorable than expected; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected; (6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and (11) decisions to change the business mix of the company.

     Changes in Financial Condition September 30, 2002 Compared with December 31, 2001

          The Company growth continued to grow at a rapid pace during the third quarter of 2002. Asset growth for the quarter totaled $56.1 million or 8.1%, bringing total asset growth for the first nine months of 2002 to $187.0 million or 33.3%. This level of organic growth is within management's original plan for internal growth for fiscal 2002 which was budgeted at approximately $250 million. Management expects internal growth rates comparable to those experienced during the first nine months of the year to continue through the remainder of 2002. Management had anticipated closing the three acquisitions announced over the past several months by year-end 2002. However, the Securities and Exchange Commission notified the Company that it would perform a routine review of the Company's filing on Form S-4 for the Cardinal Bankshares Corporation merger. Therefore, it is likely that closings for these transactions will not occur until January of 2003. When these closings occur, management expects the Company's total assets to be nearly $1.1 billion.

          During the first nine months of 2002, earning assets increased $181.6 million, or 33.8%. Loans continue to represent the Company's single largest class of earning assets. During the first nine months of 2002, outstanding loans increased $135.2 million, or 27.5%. Cash and cash equivalents (Federal funds sold and deposits with banks) increased substantially from $10.7 million at December 31, 2001 to $25.9 million at September 30, 2002, an increase of $15.2 million or 142.1%. Several events transpired which resulted in increased levels of cash and cash equivalents at the end of the third quarter. Three new branch offices were brought into full production during the first nine months. This coupled with deposit acquisition campaigns executed during the period and the funding of $20 million in Trust Preferred securities at the end of June resulted in the substantial increase reported in the period. Management expects to use a portion of these assets to fund loans during the fourth quarter. In conjunction with the overall growth of the Company's balance sheet, investment securities increased $35.8 million or 78.9% during the first nine months of 2002 from $45.4 million to $81.2 million.

          Deposits increased $156.7 million, or 33.5%, from December 31, 2001 to September 30, 2002. Noninterest-bearing demand deposits increased $15.0 million, or 36.4%, over the same period. Management has established a goal of increasing demand, NOW, savings and money market totals as a percent of total deposits over fiscal 2002. As a result, NOW's increased during the first nine months of 2002 in the amount of $37.0 million or 117.1% and savings and money market deposit accounts increased $22.7 million or 30.3%. Certificates of deposit increased $82.0 million or 25.6% during the period.

          As noted above, the Company completed its first issuance of Trust Preferred securities in late June 2002 in the amount of $20 million. The proceeds of this increase in long-term debt were used to extinguish $5 million in short term borrowings by the parent company with the remainder being used to supplement both the parent and subsidiary bank's capital ratios. While this issuance is accounted for as long-term debt in the accompanying financial statements, for regulatory capital purposes, the majority of this issuance is considered Tier I capital with the remainder qualifying as Tier II capital. The remaining long-term debt reported on the Company's balance sheet represents long-term borrowings by MountainBank from the Federal Home Loan Bank of Atlanta. The Company's equity increased $12.4 million during the first nine months of 2002, principally through the Company issuance of an additional $7.8 million in Preferred Stock as noted above. The Series A Preferred Stock offering that was begun in the later part of December 2001 was concluded during the first six months of the year, bringing the total outstanding amount of Series A Preferred Convertible Stock to $10.1 million. The remaining increase in equity resulted from retention of earnings and exercise of stock options. The following table illustrates the Company's Capital position and ratios along with minimum regulatory ratios at September 30, 2002.

                                                                        Risk-Based Capital
                                                        -------------------------------------------------------
                                  Leverage Capital           Tier 1 Capital              Total Capital
                             ------------------------   --------------------------  ---------------------------
(Dollars in thousands)         Amount   Percentage(1)     Amount     Percentage(2)   Amount       Percentage(2)
----------------------       --------   -------------   --------     -------------  --------      -------------
Actual                       $ 62,445        8.61%      $ 62,445         9.80%      $ 74,825        11.74%
Required                       29,023        4.00         25,495         4.00         50,990         8.00
Excess                         33,422        4.61         36,950         5.80         23,835         3.74

(1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on (1) the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)  Percentage of risk-weighted assets.

     Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

          The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's liquidity goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the Federal funds rate over time. At September 30, 2002, the Company's liquidity position was higher than at December 31, 2001 as a result of capital infusions and deposit campaigns resulting in overall increases in the Company's deposit base. At September 30, 2002, management deemed the Company's liquidity to be adequate to meet all known liquidity demands.

          Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. Managing interest rate risk, net interest margin and the overall leverage of the Company's balance sheet becomes increasingly important as the Company continues to grow and expand into other markets. One of management's primary goals for the foreseeable future is to increase transactional deposits and reduce, to a degree, the Bank's reliance on certificates of deposits. Over time, this process should enhance the Bank's interest margin and allow for additional flexibility in managing overall funding costs. While management has been successful during the first nine months of 2002 in attracting additional transaction accounts, it expects to continue to have deposits more heavily weighted toward certificates of deposit for the foreseeable future.

          The Company uses several modeling techniques to measure interest rate risk. Its primary method is the simulation of net interest income under varying interest rate scenarios. Management believes this methodology to be preferable in that it takes into account the pricing strategies management would undertake in response to rate changes, whereas other methods such as interest rate shock analysis do not take these into consideration.

          Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as the Bank's simulation model. The result of the Company's interest rate modeling at September 30, 2002 indicated that the Company's balance sheet was moderately asset-sensitive over the short term (approximately one year), and then shifted to liability-sensitive in future periods. This balance sheet configuration indicates that in the near term, more assets than liabilities are subject to immediate repricing as market rates change. Therefore, the Company should experience a modest increase in net interest income and a modest decline in net interest income in a falling rate environment. Because most of the Bank's securities portfolio, all overnight investments and nearly one-half of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank's loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income as compared with a flat rate scenario. The opposite would be expected during periods of declining rates.

          During the first nine months of 2002, management has begun to shorten the overall duration of the balance sheet and particularly the Company's loan portfolio by increasing the amount of that portfolio bearing floating rates. This is being initiated in anticipation of the possibility of rising interest rates over the next eighteen to twenty-four months. With these changes, however, at September 30, 2002, the Company's mix of rate-sensitive assets and liabilities had not changed sufficiently to result in a material change in its interest rate sensitivity as compared to that reported at December 31, 2001.

          At September 30, 2002, the Company's equity to assets ratio was 6.61%. Additionally, risk based capital ratios for the Company and the Bank were as follows. The Company's Tier I Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 8.61%, 9.80% and 11.74%, respectively. For the Bank, Tier I Leverage and Risk Based capital ratios were 7.72% and 8.79% and its Total Risk Based capital ratio was 10.04%. The Preferred Stock issuance conducted by the Company during the first six months of 2002 enhanced total and primary equity ratios for both the Company and the Bank. It is expected that this issuance will be sufficient to support the Company's projected 2002 growth. At September 30, 2002, both the Company's and the Bank's equity exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations.

     Results of Operations for the Three-Month Periods Ended September 30, 2002 and 2001

          During the third quarter of 2002, net interest income increased $2.6 million or 63.6% over the third quarter of 2001. Total interest income increased $2.8 million or 31.4% from $9.0 million for the three months ended September 30, 2001 to $11.8 million for the three months ended September 30, 2002. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $284.9 million while yields decreased 199 basis points from 8.73% to 6.74%. Interest and fees on loans increased $2.7 million or 32.1% from $8.3 million to $10.9 million as a result of a $232.5 million or 65.2% increase in average loans outstanding from $356.7 million to $589.2 million. Interest on securities, fed funds sold and interest on deposits with other banks increased $78 thousand, $47 thousand and $63 thousand respectively, partially offset by a decrease of $25 thousand in other interest income. These increases in interest income on securities, federal funds sold and deposits with other banks can be attributed to an increase in the volume of these assets resulting from an increase in liquidity during the period. Interest expense increased $257 thousand or 5.2% from $4.9 million for the three months ended September 30, 2001 to $5.2 million for the three months ended September 30, 2002. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $252.2 million from $367.7 million to $619.9 million while the cost of funds decreased 201 basis points from 5.34% to 3.33%.

          The provision for loan losses for the three-month period ended September 30, 2002 was $1.2 million compared to $705 thousand for the three-month period ended September 30, 2001. This increase was primarily attributable to the overall increase in loans and the requisite increase in the allowance for loan losses associated with such increase in loans.

          Other income increased $803 thousand or 102.4% from $784 thousand for the three months ended September 30, 2001 to $1.6 million for the same period in 2002. The increase was attributable to higher service charges and fees earned on deposit accounts, higher mortgage origination income and increases in other service charges and fees. In addition to a higher number of deposit accounts compared to the same period in 2001, the most significant increase in service charges on deposit accounts is attributed to the offering of a new checking account overdraft product that was introduced during the fourth quarter of 2001 which resulted in an increase in NSF fees for the period of $320 thousand. The increase in mortgage origination income was a result of two primary factors. The first of these was a considerably lower interest rate environment resulting in a higher demand for mortgage refinancings. Secondly, management has elected to significantly increase the Company's mortgage loan origination capacity over the past year and has expanded this service to all markets the Company serves, thereby significantly increasing the volume of loans generated as well as fees recognized.

          Other expenses increased $2.2 million or 91.0% from 2.4 million to $4.6 million for the three months ended September 30, 2002 compared to the same period in the prior year. Increases in non-interest expense were attributed to a rise in salaries and wages of $979 thousand or 74.2% as well as increases in occupancy expense of $390 thousand or 119.6%. These increases were primarily a result of the Company's continued expansion both through de novo branching and through the acquisition of First Western Bank, which is reflected only in 2002 expense totals. Other expenses increased $799 thousand or 108.4% primarily due to increases in telecom, data processing and professional services, the majority of which were associated with expansion of the Company's branch banking network. These increases were also due to the overall expansion of the Company's branch network and overall volume of business. The following table summarizes the major components for noninterest expense for three and nine months ended September 30, 2002 and 2001.

                                    Quarter Ended September 30,   Nine Months Ended September 30,
                                     --------------------------   -------------------------------
                                       2002          2001             2002            2001
                                       ----          ----             ----            ----
Noninterest Expense
Salaries and benefits                $ 2,297       $ 1,319         $  6,392        $ 3,180
Occupancy expenses                       309           145              801            403
Furniture/equipment expenses             407           181              984            473
Professional service fees                175            71              594            180
Data processing fees                     261           143              801            365
Advertising and business promotion        83            79              339            231
Printing and related supplies             99            56              326            201
Other expenses                           919           388            2,203            919
                                     -------       -------         --------        -------
   Total noninterest expense         $ 4,550       $ 2,382         $ 12,440        $ 5,952
                                     =======       =======         ========        =======

          Income before income taxes totaled $2.5 million for the three-month period ended September 30, 2002 representing an increase of $749 thousand or 43.6% compared to $1.7 million for the comparable period in 2001. Income tax expense for the third quarter totaled $941 thousand compared to $629 thousand during the same period in 2001, an increase of $312 thousand or 49.6%. The Company's net income for the quarter increased to $1.5 million as compared with $1.1 million, an increase of $437 thousand or 40.1%.

     Results of Operations for the Nine-Month Periods Ended September 30, 2002 and 2001

          Net interest income increased $9.8 million or 104.1% over the first nine months of 2001. Total interest income increased $11.2 million or 50.6% from $22.0 million for the nine months ended September 30, 2001 to $33.2 million for the nine months ended September 30, 2002. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $286.1 million while yields decreased 167 basis points from 8.81% to 7.14%. Interest and fees on loans increased $11.4 million or 57.0% from

     $19.9 million to $31.3 million as a result of a $265.0 million or 92.8% increase in average loans outstanding from $285.7 million to $550.7 million. Interest on securities, fed funds sold and interest on deposits with other banks decreased $148 thousand, $45 thousand and $81 thousand respectively, partially offset by increases of $47 thousand in other income. These decreases in interest income on securities, federal funds sold and deposits with other banks resulted from reallocation of cash from short-term investments to the Company's loan portfolio during the first half of 2002 and from significant declines in the overall interest rate environment during 2002. Interest expense increased $1.3 million or 10.5% from $12.6 million for the nine months ended September 30, 2001 to $13.9 million for the nine months ended September 30, 2002. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $250.6 million from $297.6 million to $548.2 million while the cost of funds decreased 226 basis points from 5.66% to 3.40%.

          During the first nine months of 2002, the Company provided $3.4 million for possible loan losses as compared to $2.2 million for the nine-month period ended September 30, 2001. Management determines the adequacy of the Bank's allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.

          Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. As a result of management's assessment of overall loan growth, general economic conditions and specific economic conditions in the markets in which the Bank operates, the Company's provision for loan losses was increased by more than 50% as compared with the same period during 2001. While a portion of this increase was attributable to increased loan volume, a sizeable portion of this increase resulted from management's assessment of a weak economy and the additional risk to the loan portfolio presented by such an economy. Accordingly, management has deemed it prudent to increase the Company's ratio of allowance for loan losses to loans in the event the domestic economy does not recover during 2002. Consequently, management has increased this ratio by 13 basis points during the first nine months of 2002, from 1.45% to 1.58%. The following table illustrates the balances and activities in the Company's allowance for loan losses for the three and nine months ended September 30, 2002 and 2001.

     Allowance For Loan Losses

                                                                Three Months Ended                 Nine Months Ended
                                                                    September 30,                    September 30,
                                                               ---------------------             ---------------------
                                                                2002           2001                2002          2001
                                                                ----           ----                ----          ----
Balance, beginning of period (dollars in thousands)            $ 9,117       $ 4,425             $ 7,113       $ 3,007
                                                               -------       -------             -------        ------
Loan charge-offs:
Commercial                                                         163             4                 219             8
Construction                                                         -             3                  60             3
Real estate mortgage                                                26             -                  27             -
Real estate non-farm non-residential                                 -             -                  78             -
Consumer                                                           212            79                 387           153
Other                                                                -             -                   2             -
                                                               -------       -------             -------       -------
     Total loans charged-off                                       401            86                 773           164
                                                               -------       -------             -------       -------
Recoveries of loans previously charged-off:
Commercial                                                           -             -                   5             1
Construction                                                         -             -                                 -
Real estate mortgage                                                 1             -                  19             -
Consumer                                                            36             2                 138             5
Other                                                                -             -                   1             -
                                                               -------       -------             -------       -------
     Total recoveries of loans previously charged-off               37             2                 163             6
                                                               -------       -------             -------       -------
          Net charge-offs                                          364            84                 610           158
                                                               -------       -------             -------       -------
Provision for loan losses                                        1,150           705               3,400         2,197
                                                               -------       -------             -------       -------
Balance, September 30                                          $ 9,903       $ 5,046             $ 9,903       $ 5,046
                                                               =======       =======            ========       =======
Average Loans                                                  589,270       356,687             550,637       285,647
Net charge-offs to average loans (annualized)                    0.25%         0.09%               0.14%         0.07%
Allowance for loan losses to loans at September 30               1.58%         1.38%               1.58%         1.38%

          Due in large part to a weaker economy, the Company's non-performing assets increased from $1.2 million at December 31, 2001 to $4.2 million at September 30, 2002. Approximately $2.6 million of this increase of $3 million is attributable to one relationship that was placed on non-accruing status during the second quarter. This client is an operating company and the credit is current with respect to scheduled payments and is secured by real estate. Management views this to be a work out situation and has made a special allocation of $500 thousand for this credit in its calculation of the adequacy of the allowance for loan losses at September 30, 2002. This determination was based on the current financial condition of the customer and an assessment of collateral value.

     Continued strengthening of the financial condition of the borrower and continued payment performance may result in this credit being placed back into an accruing status by year-end. Loans past due 30 to 89 days increased from $4.6 million at December 31, 2001 to $8.0 million at September 30, 2002 and represented 1.27% of gross loans at the end of the third quarter. The following table summarizes the Company's nonperforming assets over the past five quarters.

Nonperforming and Problem Assets

(Dollars in thousands)                                  9/30/02       6/30/02      3/31/02      12/31/01        9/30/01
                                                        -------       -------      -------      --------        -------
Nonaccrual loans                                         $3,893        $4,181       $1,905        $1,528           $535
Other real estate                                           319             -          159             -              -
                                                        -------       -------      -------      --------        -------
     Total nonperforming assets                           4,212         4,181        2,064         1,528            535
                                                        -------       -------      -------      --------        -------
Loans 90 days or more past due and still accruing
interest                                                     21             -          164             -              -
                                                        -------       -------      -------      --------        -------
Total nonperforming assets and loans 90 days or
more past due and still accruing interest               $ 4,233       $ 4,181      $ 2,228      $  1,528           $535
                                                        =======       =======      =======      ========           ====
Nonperforming assets as a percentage of:
 Assets                                                   0.56%         0.60%        0.34%         0.27%          0.13%
 Total loans and other real estate                        0.69%         0.75%        0.39%         0.32%          0.15%

          Non-interest income increased $2.8 million or 168.4% from $1.7 million for the nine months ended September 30, 2001 to $4.4 million for the same period in 2002. The increase was attributable to higher service charges and fees earned on deposit accounts, increased fees associated with additional mortgage origination volume, gain on sale of securities, and other service charges and fees. The increase in service charges on deposit accounts can be attributed to a higher number of deposit accounts compared to the same period in 2001 and to the addition of a new checking account overdraft product discussed above. The new checking account product significantly contributed to the $883 thousand increase in NSF fees recognized during the first nine months of 2002. The Bank's securities portfolio was restructured during the first nine months of 2002, resulting in gains on the sale of securities in the amount of $241 thousand. The increase in other service charges and fees can be attributed primarily to increases in commissions on the sale of credit life and accident and health insurance commissions.

          Other expenses increased $6.5 million or 109.0% from $6.0 million to $12.4 million for the nine months ended September 30, 2002 compared to the same period in the prior year. The increase in other expenses can be attributed to increases in salaries and wages, occupancy expense and other expenses. Salaries and wages expense and occupancy expense increased primarily due to the continued expansion and overall growth of the Company. Other expenses increased $2.4 million or 126.3% primarily due to increases in telecom, data processing and professional services. These increases were also due to the overall expansion of the Company's business locations and volume. These increases are summarized above in the table following the noninterest expense changes for the third quarter of 2002.

          Income before income taxes was $7.8 million for the nine-month period ended September 30, 2002 compared to $2.9 million for the comparable period in 2001, representing an increase of $4.9 million or 167.3%. Income tax expense amounted to $3.1 million for the nine months ended September 30, 2002 compared to $1.0 million during the same period in 2001 and the Company's net income for the period increased $2.8 million or 150.1% to $4.7 million from $1.9 million.

ITEM 3. Internal Controls and Procedures.

          We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

          Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MountainBank Financial Corporation (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-QSB.

          There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

ITEM 2. CHANGES IN SECURITIES
          None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5. OTHER INFORMATION
          None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          (a) Exhibits.
          None.

          (b) Reports on Form 8-K.
          The following reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 2002:

          Current report on Form 8-K dated and filed July 23, 2002, announcing the signing of a definitive agreement to acquire TrustCo Holding, Inc. of Greenville, South Carolina. Items 5 and 7.

          Current report on Form 8-K dated September 24, 2002 and filed September 27, 2002, announcing the listing of the Company's stock on the Nasdaq SmallCap Market and the amendment of the merger agreement with Cardinal Bankshares, Inc. Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       MountainBank Financial Corporation

Date: November 12, 2002                      /s/ J.W. Davis
                                             --------------
                                             J. W. Davis
                                             President & Chief Executive Officer

Date: November 12, 2002                      /s/ Gregory L. Gibson
                                             ----------------------
                                             Gregory L. Gibson
                                             Chief Financial Officer

                                  CERTIFICATION

     I, J. W. Davis, President and Chief Executive Officer of MountainBank Financial Corporation (the "Company"), certify that:

          1. I have reviewed this report on Form 10-Q of MountainBank Financial Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

               b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

          6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ J.W. Davis
                                         --------------------------------------
                                                      J.W. Davis
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)
                                                   November 12, 2002

                                  CERTIFICATION

I, Gregory L. Gibson, Executive Vice President and Chief Financial Officer of MountainBank Financial Corporation (the "Company"), certify that:

          1. I have reviewed this report on Form 10-Q of MountainBank Financial Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

          4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

               b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

          6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Gregory L. Gibson
                            ----------------------------------------------------
                                             Gregory L. Gibson
                            Executive Vice President and Chief Financial Officer
                               (Principal Accounting and Financial Officer)
                                            November 12, 2002