Form 10-K
period 2002-12-31
MOUNTAINBANK FINANCIAL CORP
filed 2003-03-31
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002        Commission File No. 000-32547
                                                                      ----------

                       MOUNTAINBANK FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

             North Carolina                                   56-2237240
  -----------------------------------                  -------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

             201 Wren Drive
     Hendersonville, North Carolina                               28792
  ------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (828) 693-7376
    ----------------------------------------------------------------------
                 Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $4.00 par value per share
                                                                 (Title of class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  X                 No ___
                           ---

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                       Yes ___                No  X
                                                 ---

     The aggregate market value of the Registrant's voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $65,361,624.

     On March 15, 2003, the number of outstanding shares of Registrant's common stock was 3,220,657.

     Portions of Registrant's definitive proxy statement to be distributed in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

                                     PART I

Item 1.   Description of Business.

          General. MountainBank Financial Corporation ("MFC") is a bank holding company that was organized under North Carolina law during January 2001. It is the parent company of MountainBank, and its primary business activity is its investment in and managing the business of MountainBank. MountainBank is a North Carolina-chartered bank which first began banking operations during June 1997. Its deposits are insured by the FDIC. MFC and MountainBank each is headquartered in Hendersonville, North Carolina, and they are engaged in a general, community-oriented commercial and consumer banking business. Their Internet website address is www.mountainbank.net.

          Bank Holding Company Reorganization. The directors of MountainBank organized MFC during 2001 for the sole purpose of MFC becoming MountainBank's parent holding company. On March 30, 2001, MFC and MountainBank completed a share exchange in which each outstanding share of MountainBank's common stock was exchanged for one share of MFC's common stock, MountainBank's shareholders became the shareholders of MFC, and MountainBank became MFC's wholly-owned subsidiary.

          Recent Developments in MFC's Business.

          .    Acquisition of TrustCo Holding, Inc. Effective on December 31,
2002, TrustCo Holding, Inc. merged into MFC. TrustCo was headquartered in Greenville, South Carolina, and was the parent company of Trust Company of the South, a South Carolina-chartered trust company, and Asset Management of the South, a South Carolina corporation that is a registered investment advisor. At the time the merger was completed, TrustCo's unaudited interim consolidated financial statements reflected approximately $1.53 million in assets (including assets represented by the proceeds of loans from MFC totaling $1.5 million) and $22,500 in shareholders' equity. On the same date, Trust Company of the South and Asset Management of the South had an aggregate of approximately $55 million in funds under management. For the year ended December 31, 2001, TrustCo's audited financial statements reflected a loss of $576,000.

               The transaction was structured whereby TrustCo was merged into MFC and MFC issued to TrustCo's 29 shareholders an aggregate of 59,261 shares of MFC common stock in exchange for TrustCo's outstanding common stock and paid an aggregate of $200,000 for TrustCo's outstanding preferred stock.

               MFC acquired TrustCo to facilitate the expansion of its banking market into South Carolina and to expand MFC's services to include trust and wealth management services. South Carolina law currently will not permit MountainBank to establish de novo branches in that state, and MFC has not identified an existing commercial bank in South Carolina that it can, or is willing to, acquire in order to expand its market. In conjunction with its acquisition of TrustCo, applications are being filed to convert Trust Company of the South into a national bank with full banking powers. Subject to approval of those applications, and following MFC's merger with CNB Holdings, Inc., MFC expects to merge Trust Company of the South into Community National Bank which would then exist as a wholly-owned national bank subsidiary of MFC with offices in Virginia and South Carolina. In the future, Community National likely will be merged into MountainBank, and MFC expects that MountainBank will begin to establish branch offices in South Carolina. However, applications for those transactions have not been filed and there is no assurance that those applications will be approved or that MFC's acquisition of TrustCo will result in an ability to open full-service banking offices in South Carolina.

          .    Pending Acquisition of CNB Holdings, Inc. During 2002, MFC
entered into an agreement to merge with CNB Holdings, Inc. CNB is headquartered in Pulaski, Virginia, and is the bank holding company for Community National Bank which operates two banking offices in Pulaski. On December 31, 2002, CNB's consolidated financial statements reflected approximately $59 million in assets, $35 million in total loans, $51 million in deposits, and $8 million in shareholders' equity.

               The transaction is structured whereby CNB will be merged into MFC, Community National Bank will become a wholly-owned subsidiary of MFC, and CNB's shareholders will receive a combination of MFC common stock and cash (approximately 50% each) valued at approximately $13.50 for each of their shares of CNB common stock, with the actual number of shares of MFC common stock to be issued for each CNB share to be based on the market value of MFC common stock immediately prior to completion of the merger. The aggregate value of all consideration to be paid by MFC in that transaction is expected to be approximately $13.8 million. The transaction was approved by CNB's shareholders on March 7, 2003. Consummation of the merger is subject to receipt of required state and federal bank regulatory approvals. Subject to those contingencies, it is expected that the transaction will be completed during April 2003.

          .    Sale of Preferred Trust Securities. On June 27, 2002, a newly formed business trust subsidiary of MFC, MountainBank Capital Trust I, privately sold $20.0 million in preferred trust securities. The proceeds from that sale, together with the proceeds from the Trust's sale of all its common securities to
 MFC, were used to purchase an aggregate of $20.6 million in junior subordinated debentures issued by MFC. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.65%, with principal payable in full on June 30, 2032. Subject to certain limitations, MFC has fully and unconditionally guaranteed its trust subsidiary's obligations under the preferred trust securities. A majority of the proceeds from the transaction are being counted as "Tier 1" capital on MFC's books and have been or will be used by MFC to pay the outstanding balance of a term loan (approximately $5.0 million), to fund cash payments to CNB's shareholders in connection with the merger (approximately $7.7 million), and to supplement MFC's and its banking subsidiaries' capital and support their continued operations and growth.

          .    Sale of Series A Preferred Stock. On December 17, 2001, MFC's
shareholders approved an amendment to its Articles of Incorporation which authorized MFC to issue up to 3,000,000 shares of preferred stock and authorized MFC's Board to issue shares of the new preferred stock from time to time in the future, in one or more series, and to fix and determine the relative rights and preferences of those shares, or of each series of shares, at the time of issuance and without the further approval of shareholders.

               Following the approval of and pursuant to that charter amendment, MFC's Board of Directors created a series of preferred stock consisting of 450,000 shares of non-cumulative, convertible preferred stock that provides for stated annual dividends of $1.44 per share ("Series A Preferred Stock"). The provisions relating to the terms, conditions, preferences and limitations of MFC's Series A Preferred Stock are contained in its Articles of Incorporation, as amended, which are attached as an Exhibit to this Report. Through December 31, 2001, MFC had sold an aggregate of 92,667 of those shares at a price of $24.00 per share in a private offering to a group of "accredited investors," including certain of MFC's directors and existing shareholders. During 2002, MFC sold 326,576 additional shares of Series A Preferred Stock at the same price. The proceeds from the sale of those shares were used to enhance the capital position of MountainBank and for general corporate activities conducted by MFC.

          .    Acquisition of First Western Bank. Effective December 31, 2001,
MFC completed its acquisition of First Western Bank through the merger of First Western into MountainBank. First Western was an insured, North Carolina-chartered bank that first began banking operations on December 15, 1997. Its headquarters were located in Burnsville (Yancey County), North Carolina. In addition to its main banking office, it operated two branch offices in Spruce Pine (Mitchell County), North Carolina, and one branch office in Weaverville (Buncombe County), North Carolina. At the time the merger was completed, First Western's financial statements reflected approximately $98 million in assets, $81 million in total loans, $71 million in deposits, and $13 million in shareholders' equity.

               To effect the merger, each of the outstanding shares of First Western's common stock held by its shareholders was converted into 0.50 shares of MFC's common stock. The merger was treated as a "purchase" under generally accepted accounting principles. In connection with the merger, four former directors of First Western were appointed to serve as directors of MountainBank, and two of those persons were appointed to also serve as directors of MFC.

          .    Termination of Agreement to Acquire Cardinal Bankshares
Corporation. During 2002, MFC also entered into an agreement to merge with Cardinal Bankshares Corporation. Cardinal is headquartered in Floyd, Virginia, and is the holding company for Bank of Floyd, which operates five banking offices in five southwestern Virginia communities. MFC's shareholders approved the proposed merger at a special meeting held on February 26, 2003. However, at Cardinal's special meeting held on the same date, Cardinal's shareholders failed to approve the transaction. Cardinal terminated the merger agreement on March 5, 2003.

          Business Offices and Banking Market. MountainBank has 17 full-service banking offices located in the towns of Hendersonville (two offices) and Fletcher (Henderson County), Columbus and Tryon (Polk County), Forest City, Rutherfordton and Lake Lure (Rutherford County), Asheville (two offices) and Weaverville (Buncombe County), Waynesville (Haywood County), Marion (McDowell County), Morganton (Burke County), Bakersville and Spruce Pine (Mitchell County) and Burnsville (Yancey County), North Carolina.

          MountainBank's wholly owned subsidiary, MountainBanc Mortgage Corporation, maintains one mortgage brokerage office in Greenwood, South Carolina, but it also operates in North Carolina through certain of MountainBank's banking offices in North Carolina.

          MountainBank's current primary banking market consists of Henderson, Rutherford, McDowell, Haywood, Polk, Buncombe, Mitchell, Burke and Yancey Counties, which are situated in the mountains and foothills of western North Carolina.

          Services. MountainBank's operations are primarily retail oriented and directed toward individuals and small- and medium-sized businesses located in its banking markets. The majority of its customers are residents of or do business in its banking markets, but it also makes loans to and has deposit relationships with individuals and business customers in areas outside its immediate banking market (including northwestern South Carolina). As further described below, MountainBank also solicits deposits over the Internet through its own website and through BankRate.com. It provides most traditional commercial, consumer and mortgage banking services, but its principal activities are the taking of demand and time deposits and the making of consumer, commercial and mortgage loans. Its primary source of revenue is interest income derived from its lending activities.

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

          MountainBank's real estate loan classification includes loans secured by real estate which are made to purchase, construct or improve residential or commercial real estate, for real estate development purposes, and for other commercial, agricultural and consumer purposes (whether or not such purposes are related to the Bank's real estate collateral). At December 31, 2002, loans amounting to approximately 82.0% of MountainBank's loan portfolio were classified as real estate loans. However, a significant number of those loans, while secured by real estate, were made for various purposes unrelated to the real estate collateral, which generally is reflective of efforts by management to minimize credit risk by taking real estate as additional collateral without regard to loan purpose. All real estate loans are secured by first or junior liens on real property located almost exclusively in or near MountainBank's banking markets (and substantially all of which, both commercial and residential, is owner occupied or operated). These loans also include the outstanding balances on revolving equity lines of credit. As further described below, MountainBank also makes long-term residential mortgage loans, but substantially all of those loans are sold to third parties.

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

          MountainBank's commercial and industrial loan classification includes loans to individuals and small- and medium-sized businesses for working capital, equipment purchases, and various other business and agricultural purposes, other than any such loan which is secured by real estate. At December 31, 2002, these loans, which generally are secured by inventory, equipment or similar assets, but which also may be made on an unsecured basis, made up approximately 13.1% of MountainBank's loan portfolio. However, in addition to these loans classified as commercial and industrial loans, a significant number of MountainBank's loans included in the real estate loan classification described above were made for commercial purposes but are classified as real estate loans because they are secured by first or junior liens on real estate. Commercial and industrial loans may be made at variable or fixed rates of interest; however, it currently is MountainBank's policy that those loans which have maturities or amortization schedules of longer than five years normally will carry interest rates which vary with the prime lending rate or provide for a "balloon" payment in full, at the end of a period generally not to exceed five years.

          Less than 1% of MountainBank's total loan portfolio consists of loans made for various agricultural purposes, including crop production or the purchase of related equipment or farmland. Substantially all of these agricultural loans are secured by first or junior liens on real estate.

          MountainBank's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, as well as the outstanding balances on non-real estate secured consumer revolving credit accounts. A majority of MountainBank's consumer loans are secured by liens on various personal assets of the borrowers, but they also may be made on an unsecured basis. Additionally, MountainBank's real estate loans include loans secured by first or junior liens on real estate that were made for consumer purposes unrelated to the real estate collateral. Consumer loans generally are made at fixed interest rates and with maturities or amortization schedules that generally do not exceed five years. However, consumer-purpose loans secured by real estate (and, thus, classified as real estate loans as described above) may be made for terms of up to 30 years but which allow MountainBank to call the loan in full, or provide for a "balloon" payment, at the end of a period generally not to exceed five years.

          Mortgage Loans. MountainBank offers long-term, residential mortgage loans that are originated (either by MountainBank or its subsidiary as described below) and funded by MountainBank and closed in its name. Most of MountainBank's long-term mortgage loans are sold to third parties, usually within 30 days after closing. However, MountainBank makes residential mortgage loans at adjustable rates for terms of up to 30 years, or at fixed rates with a "balloon" payment after a period generally not exceeding five years, which it retains for its own loan portfolio. MountainBank also originates certain loans that are funded by and closed in the names of third-party lenders. Loans that are intended to be sold are underwritten based on investor or agency criteria and any other requirements of the third party purchaser and are closed only after the Bank has obtained a firm purchase commitment as to that loan. This arrangement permits MountainBank to offer this product in its banking markets and enhance its fee-based income, but, since most of these loans are housed in MountainBank's loan portfolio for only a short period of time, it minimizes the credit and interest rate risk associated with long-term loans, helps MountainBank manage its capital and liquidity position, and permits the Bank to re-deploy funds generated by the sale of loans.

          During 2001, MountainBank acquired PremierMortgage Associates, Inc., a South Carolina-based mortgage brokerage which is being operated through a newly formed, wholly-owned subsidiary of MountainBank, MountainBanc Mortgage Corporation, which maintains its primary office in Greenwood, South Carolina. Most of the loans originated by the subsidiary are funded by and closed in the name of MountainBank (either for resale by MountainBank as described above or for MountainBank's own portfolio), but the subsidiary also originates certain loans that are funded by and closed in the names of unrelated lenders. The subsidiary does not retain any loans on its own books.

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

          MountainBank's loan approval policies generally provide for various levels of secured and unsecured lending authority for lending personnel based on aggregate credit exposure to borrowers. Each individual loan officer may approve loans involving an aggregate credit exposure of up to his or her individual secured or unsecured loan authority, but not more than $500,000, without the approval of executive management. Above that amount, loans that involve aggregate secured exposures exceeding $500,000 may be approved by MountainBank's executive management. Loans that involve aggregate secured exposures in excess of $1,000,000, or aggregate unsecured exposures in excess of $250,000, require the approval of the Directors' Loan Committee.

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

          Allowance for Loan Losses. The Directors' Loan Committee reviews all substandard loans over $50,000 monthly, and management meets regularly to review asset quality trends and to discuss credit administration issues. Based on these reviews, its current judgments about the credit quality of MountainBank's loan portfolio, and other relevant internal and external factors, MountainBank has established an allowance for loan losses. The adequacy of the allowance is assessed by management and reviewed by MountainBank's Board of Directors each quarter and, at December 31, 2002, was 1.6% of MountainBank's total loans and approximately 387.3% of its non-performing loans.

          Deposit Activities. MountainBank's deposit services include business and individual checking accounts, savings accounts, NOW accounts, certificates of deposit and money market checking accounts. MountainBank monitors its competition in order to keep the rates paid on its deposits at a competitive level. At December 31, 2002, transaction accounts and non-interest bearing accounts amounted to approximately 12.2% and 9.5%, respectively, of MountainBank's total deposits, and time deposits of $100,000 or more made up approximately 26.6% of total deposits. The majority of MountainBank's deposits are generated from within its banking markets, but it also has deposit relationships with individuals and business customers in areas outside its immediate banking market (including northwestern South Carolina) and it has a significant amount of certificates of deposit that it accepted over the Internet through BankRate.com and through its own website (www.mountainbank.net).

At December 31, 2002, MountainBank's Internet deposits amounted to approximately 4.5% of its total deposits and approximately 7.1% of its total certificates of deposit.

          Investment Portfolio. At December 31, 2002, MountainBank's investment portfolio consisted of U.S. government agency securities, substantially all of which were adjustable rate securities.

     Statistical Information. Certain statistical information regarding MFC's loans, deposits and business is included in the information contained elsewhere in this Report under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements."

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

     Interest rates, both on loans and deposits, and prices of fee-based services are significant competitive factors among financial institutions generally. Other important competitive factors include office location, office hours, the quality of customer service, community reputation, continuity of personnel and services, and, in the case of larger commercial customers, relative lending limits and the ability to offer sophisticated cash management and other commercial banking services. Many of MountainBank's competitors have greater resources, broader geographic markets, more extensive branch networks, and higher lending limits, than it does. They also can offer more products and services and can better afford and make more effective use of media advertising, support services and electronic technology than MountainBank can. In terms of assets, MountainBank is not one of the larger commercial banks in North Carolina, and there is no assurance that it will be or continue to be an effective competitor in its banking market.

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

          Employees. On March 15, 2003, MountainBank employed 198 full-time employees (including its executive officers) and 27 part-time employees. MFC has no separate employees. MountainBank and its employees are not parties to any collective bargaining agreement, and MountainBank considers its relations with its employees to be good.

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

          The BHCA prohibits MFC from acquiring direct or indirect control of more than 5.0% of the outstanding voting stock, or substantially all of the assets, of any financial institution, or merging or consolidating with another bank holding company or savings bank holding company, without prior approval of the FRB. Additionally, the BHCA prohibits MFC from engaging in, or acquiring ownership or control of more than 5.0% of the outstanding voting stock of any company engaged in, a non-banking activity unless that activity is determined by the FRB to be closely related and a proper incident to banking. In approving an application to engage in a non-banking activity, the FRB must consider whether that activity can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

          There are a number of obligations and restrictions imposed by law on a bank holding company and its insured bank subsidiaries that are designed to minimize potential loss to depositors and the FDIC insurance funds. For example, if a bank holding company's insured bank subsidiary becomes "undercapitalized," the bank holding company is required to guarantee (subject to certain limits) the subsidiary's compliance with the terms of any capital restoration plan filed with its federal banking agency. Also, a bank holding company is required to serve as a source of financial strength to its bank subsidiaries and to commit resources to support those banks in circumstances where it otherwise might not do so, absent such policy. Under the BHCA, the FRB may require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary if the FRB determines that the activity or control constitutes a serious risk to the financial soundness and stability of a bank subsidiary of the bank holding company.

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

          Though MFC has not elected to be treated as a "financial holding company" under the GLB Act and the Act has not yet had a significant effect on MFC's operations as they are presently conducted, the GLB Act has expanded opportunities for MFC and MountainBank to provide other services and obtain other revenues in the future. However, this expanded authority of banks and bank holding companies also may present MFC with new challenges, as its larger competitors are able to expand their services and products into areas that are not feasible for smaller, community oriented financial institutions. The economic effects of the GLB Act on the banking industry, and on competitive conditions in the financial services industry generally, may be profound.

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

          As a North Carolina business corporation, MFC is authorized to pay dividends as declared by its Board of Directors, provided that no such distribution results in its insolvency on a going concern or balance sheet basis. However, since MFC's only source of funds with which it could pay dividends to its shareholders is dividends it receives from MountainBank, MFC's ability to pay dividends effectively is subject to the same limitations that apply to MountainBank.

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

           Under the risk-based capital measure, the minimum ratio ("Total Capital Ratio") of an entity's total capital ("Total Capital") to its risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and, in the case of a bank holding company, a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder ("Tier 2 Capital") may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of loan loss reserves. On December 31, 2002 MountainBank's Total Capital Ratio, at 10.01%, and its ratio of Tier 1 Capital to risk-weighted assets ("Tier 1 Capital Ratio"), at 8.76%, were above the minimum required levels under the FDIC's standards. On the same date, MFC's Total Capital Ratio, at 10.84%, and its Tier 1 Capital Ratio, at 9.02%, also were above the minimum required levels under the FRB's standards.

           Under the leverage capital measure, the minimum ratio (the "Leverage Capital Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, is 3.0% for entities that meet certain specified criteria, including having the highest regulatory rating. All others generally are required to maintain an additional cushion of 100 to 200 basis points above the stated minimum. The FDIC's guidelines also provide that banks experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels without significant reliance on intangible assets, and the FDIC has indicated that it will consider a bank's "Tangible Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities. On December 31, 2002, MountainBank's and MFC's Leverage Capital Ratios, at 7.85% and 8.09%, respectively, exceeded the required minimum levels.

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

           On December 31, 2002, MountainBank and MFC each were classified as "well capitalized."

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

           Available Information. MFC does not have its own separate Internet website. However, modifications to MountainBank's Internet website (http://www.mountainbank.net) are being planned to provide a means by which the public may obtain copies of MFC's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission. However, because the modifications have not been completed, the public currently does not have access to the MFC's reports through MountainBank's website. As an alternative, the Commission maintains an Internet site that contains reports and other information that MFC files electronically with the Commission. The address of the Commission's website is http://www.sec.gov.

Item 2.    Description of Property.

           MFC owns no real property. MountainBank owns the real property associated with its Burnsville and Weaverville, North Carolina, banking offices and it leases the facilities housing its and MFC's headquarters, each of its other banking offices, and its administration/operations facility. On December 31, 2002, MFC's consolidated investment in premises and banking equipment (cost less accumulated depreciation) was approximately $9.1 million.

Item 3.    Legal Proceedings.

           At December 31, 2002, neither MFC nor MountainBank was a party to any legal proceeding that is expected to have a material effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

           During the fourth quarter of 2002, no matters were submitted to a vote of MFC's shareholders.

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

           Market for Common Stock. MFC first issued shares of its common stock during March 2001 in exchange for the outstanding shares of MountainBank's common stock in connection with MFC's initial incorporation as MountainBank's parent holding company. Until September 30, 2002, MFC's common stock was traded on the OTC Bulletin Board (under the trading symbol "MBFC"). Prior to the organization of MFC, MountainBank's common stock also was traded on the OTC Bulletin Board. Effective September 30, 2002, MFC's common stock began trading on The Nasdaq SmallCap Market under the trading symbol "MBFC."

           The following table lists high and low published closing prices of MFC's common stock for each calendar quarter since April 1, 2001, and, prior to that, the high and low published prices for MountainBank's common stock for each calendar quarter since January 1, 2001.

                                                               Price
                                                       ---------------------
       Year       Quarterly period                       High         Low
     --------   --------------------                   --------     --------

       2001        First quarter ................      $  20.67     $  15.33
                   Second quarter ...............         26.25        16.67
                   Third quarter ................         25.83        20.08
                   Fourth quarter ...............         20.83        16.67
       2002        First quarter ................         23.00        16.88
                   Second quarter ...............         26.00        19.75
                   Third quarter ................         26.23        23.00
                   Fourth quarter ...............         26.23        23.50

--------------------------

(1) All prices have been restated retroactively to reflect the effect of the five-for-four stock split which became effective on March 30, 2001, and the six-for-five stock split effected in the form of a 20% stock dividend which became effective on March 11, 2002.

           Record Holders of Common Stock. On March 20, 2003, there were 2,113 holders of record of MFC's common stock.

           Dividends on Common Stock. MFC has not yet paid any cash dividends on its common stock. MFC is a holding company and, currently, its only source of revenue is dividends it receives from MountainBank. Therefore, MFC's ability to pay dividends to its shareholders is subject to MountainBank's ability to pay dividends to it. MountainBank's ability to pay dividends to MFC will continue to depend on its earnings and financial condition, capital requirements, general economic conditions, compliance with regulatory requirements that apply to North Carolina banks, and other factors. MFC expects that, for the foreseeable future, profits resulting from MountainBank's operations will be retained by it as additional capital to support its operations and growth and that any dividends paid by MountainBank to MFC will be limited to amounts needed by MFC to pay stated dividends on MFC's outstanding Series A Preferred Stock, to make required payments on MFC's debt obligations (including its junior subordinated debentures issued in connection with issuance of the preferred trust securities by MFC Capital Trust I), and to pay any separate expenses of MFC, and that MFC will not pay cash dividends on its common stock.

           The terms of MFC's Series A preferred stock provide that no dividend may be declared or paid during any calendar year on MFC's common stock unless and until there has been paid in full to the holders of the Series A preferred stock (or set apart for purposes of payment) not less than a pro rata portion of the stated annual dividend on the Series A preferred stock for that calendar year (but not for prior years) through the date on which MFC proposes to pay the cash dividend on MFC common stock.

           MFC's ability to pay dividends on MFC common stock or its preferred stock also will be subject to its Board of Director's evaluation of separate factors relating to MFC, including MFC's earnings and financial condition, capital requirements, debt service requirements, and regulatory restrictions applicable to bank holding companies. Covenants contained in the documents relating to the issuance of MFC's outstanding junior subordinated debentures and its trust subsidiary's preferred trust securities, and MFC's guarantee of the subsidiary's obligations under those trust securities, provide that, if MFC is in default under those documents, it may not pay any dividend on its capital stock. In the future, MFC may borrow additional funds, issue other debt instruments, issue and sell additional shares of preferred stock, or engage in other types of financing activities, in order to increase its capital and/or to provide funds that it can use to increase its bank subsidiaries' capital. Covenants contained in a loan or financing agreement or other debt instruments could restrict or condition MFC's payment of cash dividends based on various financial considerations or factors. Additionally, if MFC creates and issues shares of other series of preferred stock, the terms of any such stock likely would require that stated periodic dividends be paid on the preferred stock before any cash dividends could be paid on MFC common stock. Therefore, there is no assurance that, for the foreseeable future, MFC will have funds available to pay cash dividends on MFC common stock or that, even if funds are available, it will pay dividends in any particular amount or at any particular time, or that it will pay dividends at all.

     Issuance of Equity Securities Without Registration. On December 31, 2002, MFC issued 59,261 shares of its common stock as part of the consideration to the shareholders of TrustCo Holding, Inc., and in exchange for their outstanding shares of TrustCo's common stock, in connection with MFC's acquisition of TrustCo. Prior to consummation of that transaction, the North Carolina Securities Administrator approved the terms and conditions of the issuance and exchange of MFC's common stock following a hearing held pursuant to N.C. Gen. Stat. ss. 78A-30. The shares of MFC's common stock were offered and sold to TrustCo's shareholders without registration under the Securities Act of 1933 (the "1933 Act") pursuant to the exemption from registration provided by Section 3(a)(10) of the 1933 Act.

           During 2002, MFC issued and sold 326,576 shares of its Series A Preferred Stock for cash in a limited offering. The total offering price of those shares was $7.8 million. MFC paid no underwriting discounts or commissions in connection with the sale. The shares were sold only to persons who were "accredited investors" as defined in the Securities and Exchange Commission's Rule 501(a). Each share of the Series A Preferred Stock is convertible into 1.2 shares of MFC's common stock (as adjusted for the six-for-five stock split effected in the form of a 20% stock dividend which became effective on March 11,
2002) at any time at the option of the holder of that share and, under certain circumstances, each share is convertible at the same rate at the option of MFC. The full terms and conditions of such conversion are set forth in MFC's Articles of Incorporation, as amended, which are incorporated by reference as an exhibit to this Report. The shares of Series A Preferred Stock were offered and sold without registration under the 1933 Act pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act and Rule 506 promulgated under that Section.

Item 6.    Selected Financial Data.

           Information required by this Item is contained in the information included in Item 7 under the caption "Selected Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Selected Financial Data

The following table sets forth certain selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Dollar amount totals, except per share data, are presented in thousands (periods prior to 2001 reflect MountainBank's operations only). Per share data reflects all stock dividends.

                                                                  December 31,
                              -------------------------------------------------------------------------------------
 Summary of Operations             2002             2001              2000             1999             1998
                              --------------    --------------   ---------------  ---------------  ----------------
Interest income               $       46,283    $       29,906   $        15,821  $         6,752  $          3,479
Interest expense                      18,943            16,621             9,016            3,561             1,765
                              --------------    --------------   ---------------  ---------------  ----------------
         Net interest income          27,340            13,285             6,805            3,191             1,714
Provision for credit losses            5,300             3,347             1,905              827               471
Other income                           6,252             2,994             1,318              782               469
Other expense                         18,269             9,206             4,579            2,820             1,582
Income taxes                           3,865             1,216               583                0                 0
                              --------------    --------------   ---------------  ---------------  ----------------
         Net income           $        6,158    $        2,510   $         1,056  $           326  $            130
                              ==============    ==============   ===============  ===============  ================

Per Share Data

Basic earnings (loss)         $         1.82    $         1.11   $          0.52  $          0.22  $           0.10
Diluted earnings                        1.58              1.01              0.48             0.19              0.09
Book value                             13.25             11.55              9.73             7.09              5.62
Tangible book value                    11.92             11.18              9.73             7.09              5.62
Cash dividends declared                  n/a               n/a               n/a              n/a               n/a

Balance Sheet

Loans and loans held
  for sale, net               $      699,289    $      483,872   $       197,373  $        88,498  $         47,608
Investment securities                 77,477            45,388            35,869           18,755             6,171
Total assets                         841,140           561,123           259,109          127,211            58,634
Deposits                             677,269           467,507           233,338          113,886            50,360
Stockholders' equity                  52,468            37,015            18,210           10,222             6,177
Interest-earning assets              804,351           536,897           249,137          121,330            54,851
Interest-bearing liabilities         718,794           476,178           221,712          109,152            47,075

Selected Ratios

Return on average assets                0.90%             0.66%             0.57%            0.37%             0.30%
Return on average equity               13.07%            12.71%             7.14%            3.93%             2.13%
Cash dividends declared
  per common share                       n/a               n/a               n/a              n/a               n/a
Efficiency ratio                        54.4%             56.6%             56.4%            71.0%             72.4%
Net interest margin                     4.12%             3.60%             3.86%            3.81%             4.16%

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Forward Looking Statements and Factors that May Affect Future Results. The following discussion contains certain forward-looking statements about the Company's financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) projected growth rates of the company may be lower than historical rates and lower than those projected in our business model; (2) general economic conditions, in the markets in which the Company does business, may deteriorate further as the general U.S. domestic economy remains stagnant;
(3) costs or difficulties related to the integration of acquisitions, or expenses in general, are greater than expected; (4) competitive pressures increase significantly; (5) risks inherent in making loans, including repayment risks and risks associated with collateral values, are greater than expected;
(6) changes in the interest rate environment reduce interest margins and affect funding sources; (7) changes in market rates and prices may adversely affect the value of financial products; (8) any inability to generate liquidity necessary to meet loan demand or other cash needs; (9) any inability to accurately predict the adequacy of the loan loss allowance needs; (10) legislation or regulatory requirements or changes adversely affect the businesses in which the company is engaged; and (11) decisions to change the business mix of the Company.

Management's discussion and analysis is provided to assist in the understanding and evaluation of MountainBank Financial Corporation's (the Company's) financial condition and its results of operations. The following discussion should be read in conjunction with the Company's financial statements and related notes.

Critical Accounting Policies. The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States
(GAAP). The notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 contain a summary of its significant accounting policies. Management believes the Company's policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, such as the recoverability of intangible assets, involve a higher degree of complexity and require management to make difficult and subjective judgments that often require assumptions or estimates about highly uncertain matters. Accordingly, the Company considers the policies related to those areas as critical.

The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting: (i) Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies, which requires that losses be accrued when they are probable of occurring and estimable, and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market, and the loan balance.

The Company's allowance for loan losses has three basic components: (i) the formula allowance, (ii) the specific allowance, and (iii) the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result, could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, expected cash flows and fair market value of collateral are used to estimate these losses. The use of these values is inherently subjective and the actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Accounting for intangible assets is as prescribed by SFAS 142, Goodwill and Other Intangible Assets. The Company accounts for recognized intangible assets based on their estimated useful lives. Intangible assets with finite useful lives are amortized while intangible assets with an indefinite useful life are not amortized. Currently, the Company's recognized intangible assets consist primarily of purchased core deposit intangible assets, having estimated useful lives of 10 years, which are being amortized. The useful life is the period over which the assets are expected to contribute directly or indirectly to future cash flows.

Estimated useful lives of intangible assets are based on an analysis of pertinent factors, including (as applicable):

     .   the expected use of the asset;

     . the expected useful life of another asset or a group of assets to which the useful life of the intangible asset may relate;

     . any legal, regulatory, or contractual provisions that may limit the useful life;

     . any legal, regulatory, or contractual provisions that enable renewal or extension of the asset's legal or contractual life without substantial cost;

     . the effects of obsolescence, demand, competition, and other economic factors; and

     . the level of maintenance expenditures required to obtain the expected future cash flows from the asset.

Straight-line amortization is used to expense recognized amortizable intangible assets since a method that more closely reflects the pattern in which the economic benefits of the intangible assets are consumed cannot reliably be determined. Intangible assets are not written off in the period of acquisition unless they become impaired during that period.

The Company evaluates the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the intangible asset's remaining useful life is changed, the remaining carrying amount of the intangible asset shall be amortized prospectively over that revised remaining useful life.

If an intangible asset that is being amortized is subsequently determined to have an indefinite useful life, the asset will be tested for impairment. That intangible asset will no longer be amortized and will be accounted for in the same manner as intangible assets that are not subject to amortization.

Intangible assets that are not subject to amortization are reviewed for impairment in accordance with SFAS 121 and tested annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. Subsequent reversal of a previously recognized impairment loss is not allowed.

Based on the aforementioned testing, the Company has determined that its recorded intangible assets are not impaired.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Government Supervision and Regulation. General. As a registered bank holding company, the Company is subject to the supervision of and regular inspection by, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). MountainBank is a North Carolina chartered banking company whose deposits are insured by the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF"). MountainBank is subject to extensive regulation and examination by the Office of the Commissioner of Banks of the State of North Carolina (the "NC Commissioner") under the direction and supervision of the North Carolina Banking Commission (the "NC Banking Commission") and by the FDIC, which insures its deposits to the maximum extent permitted by law.

In addition to state and federal banking laws, regulations and regulatory agencies, the Company and the Bank are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the Company's operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company.

Gramm-Leach Bliley Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "GLB Act") eliminated certain legal barriers separating the conduct of various types of financial service businesses, such as commercial banking, investment banking and insurance in addition to substantially revamping the regulatory scheme within which the Company operates. Under the GLB Act, bank holding companies meeting management, capital and Community Reinvestment Act standards, and that have elected to become a financial holding company, may engage in a substantially broader range of traditionally nonbanking activities than was permissible before enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. The GLB Act also allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

In addition, the GLB Act also modifies current law related to financial privacy and community reinvestment. The privacy provisions generally will prohibit financial institutions from disclosing nonpublic personal financial information to nonaffiliated third parties unless the customer has the opportunity to decline disclosure.

Restrictions on Bank Holding Companies. The Federal Reserve is authorized to adopt regulations affecting various aspects of bank holding companies. Under the BHCA, the Company's activities, and those of companies which it controls or in which it holds more than five percent of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The BHCA, as amended by the GLB Act, generally limits the activities of a bank holding company (unless the bank holding company has elected to become a financial holding company) to activities that are closely related to banking and a proper incident thereto.

Generally, bank holding companies are required to obtain prior approval of the Federal Reserve to engage in any new activity not previously approved by the Federal Reserve or to acquire more than five percent of any class of voting stock of any company. The BHCA also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than five percent of any class of voting stock of any bank which is not already majority-owned by the bank holding company.

The Company is also subject to the North Carolina Bank Holding Company Act of 1984. As required by this state legislation, the Company, by virtue of its ownership of MountainBank, has registered as a bank holding company with the NC Commissioner. The North Carolina Bank Holding Company Act also prohibits the Company from acquiring or controlling certain non-bank banking institutions which have offices in North Carolina.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Interstate Banking and Branching Legislation. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), which became effective September 29, 1995, a bank holding company may acquire banks in states other than its home state, without regard to the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. Under such legislation, each state had the opportunity either to "opt out" of this provision, thereby prohibiting interstate branching in such states, or to "opt in". The State of North Carolina elected to "opt in" to such legislation. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations, if the laws of such state permit such de novo branching.

The USA PATRIOT Act. After the September 11, 2001 terrorist attacks in New York and Washington, D.C., the United States government acted in several ways to tighten control on activities perceived to be connected to money laundering and terrorist funding. A series of orders were issued which identify terrorists and terrorist organizations and require the blocking of property and assets of, as well as prohibiting all transactions or dealings with, such terrorists, terrorist organizations and those that assist or sponsor them. The USA Patriot Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. In addition, the United States Treasury Department issued regulations in cooperation with the federal banking agencies, the Securities and Exchange Commission, the Commodity Futures Trading Commission and the Department of Justice to require customer identification and verification, expand the money-laundering program requirement to the major financial services sectors, including insurance and unregistered investment companies, such as hedge funds, and facilitate and permit the sharing of information between law enforcement and financial institutions, as well as among financial institutions themselves. The United States Treasury Department also has created the Treasury USA PATRIOT Act Task Force to work with other financial regulators, the regulated community, law enforcement and consumers to continually improve the regulations.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act was enacted which addresses corporate governance and securities reporting requirements. Among its requirements are changes in auditing and accounting, executive compensation, certifications by Chief Executive Officers and Chief Financial Officers of certain securities filings, expanded reporting of information in current reports filed with the Securities and Exchange Commission, more detailed reporting information in securities disclosure documents and more timely filings of corporate information. Nasdaq has also proposed corporate governance rules that are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors.

Regulation of MountainBank. MountainBank is organized as a North Carolina state chartered bank subject to regulation, supervision and examination by the NC Banking Commission and the FDIC. The federal and state laws and regulations are applicable to required reserves against deposits, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches, limitations on credit to subsidiaries and other aspects of the business of such subsidiaries. The federal and state banking agencies have broad authority and discretion in connection with their supervisory and enforcement activities and examination policies, including policies involving the classification of assets and the establishment of loan loss reserves for regulatory purposes. Such actions by the regulators prohibit member banks from engaging in unsafe or unsound banking practices. The Bank is also subject to certain reserve requirements established by the Federal Reserve Board and is a member of the Federal Home Loan Bank ("FHLB") of Atlanta, which is one of the 12 regional banks comprising the FHLB System.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

    Table 1. Net Interest Income and Average Balances (dollars in thousands)

                                              Year Ended                      Year Ended                     Year Ended
                                           December 31, 2002               December 31, 2001             December 31, 2000
                                      ----------------------------   ----------------------------   ----------------------------
                                      Average    Interest   Yield/   Average    Interest   Yield/   Average    Interest   Yield/
                                      Balance    Inc/Exp     Cost    Balance    Inc/Exp     Cost    Balance    Inc/Exp     Cost
                                      -------    -------     ----    -------    -------     ----    -------    -------     ----
Interest earning assets:
   Interest bearing deposits
    with other depositories           $ 10,209   $    168    1.65%   $  5,018   $    242     4.82%  $  8,144   $    505     6.20%
   Investment securities                53,058      2,144    4.04%     38,107      2,186     5.74%    27,436      1,865     6.80%
   Bank owned life insurance             5,169        309    5.97%      2,527         86     3.40%         -          -        -
   Federal funds sold                   10,740        183    1.70%      7,801        286     3.67%     3,944        241     6.11%
   Loans                               583,917     43,479    7.45%    315,378     27,106     8.59%   136,846     13,210     9.65%
                                      --------   --------   -----    --------   --------   ------   --------   --------  -------
     Total interest earning
      assets                           663,093     46,283             368,831     29,906             176,370     15,821
                                      --------   --------            --------   --------            --------   --------
     Yield on average interest
      earning assets                                         6.98%                           8.11%                          8.97%
                                                            =====                          ======                        =======

Noninterest earning assets:
   Cash and due from banks              12,616                          4,939                          5,024
   Property and equipment                8,124                          3,071                          1,886
   Interest receivable and other           603                          3,605                          1,839
                                      --------                       --------                       --------
     Total noninterest earning
      assets                            21,343                         11,615                          8,749
                                      --------                       --------                       --------

     Total assets                     $684,436                       $380,446                       $185,119
                                      ========                       ========                       ========

Interest bearing liabilities:
   Demand deposits                    $ 59,599        785    1.32%   $ 18,433        206     1.12%  $ 11,174        152     1.36%
   Savings deposits                     88,177      1,885    2.14%     49,112      1,672     3.40%    38,241      1,750     4.58%
   Time deposits                       373,315     13,737    3.68%    234,739     13,404     5.71%   104,427      6,894     6.60%
   Obligation under capital lease          723         59    8.18%        749         56     7.48%       776         68     8.76%
   FHLB advances                        36,968      1,529    4.14%     18,823        864     4.59%         -          -        -
   Notes payable                         2,808        194    6.88%      5,502        223     4.05%         -          -        -
   Junior subordinated debentures       10,247        609    5.95%          -          -        -          -          -        -
   Fed funds purchased/
    repurchase agreements                9,696        145    1.50%      4,999        196     3.92%     2,586        152     5.88%
                                      --------   --------   -----    --------   --------   ------   --------   --------  -------
     Total interest bearing
      liabilities                      581,533     18,943             332,357     16,621             157,204      9,016
                                      --------   --------            --------   --------            --------   --------
     Cost on average interest
       bearing liabilities                                   3.26%                           5.00%                          5.74%
                                                            =====                          ======                        =======
Noninterest bearing liabilities:
   Demand deposits                      50,321                         23,241                         11,079
   Interest payable and other            5,457                          5,096                          2,036
                                      --------                       --------                       --------
     Total noninterest bearing
       liabilities                      55,778                         28,337                         13,115
                                      --------                       --------                       --------
     Total liabilities                 637,311                        360,694                        170,319
Stockholders' equity                    47,125                         19,752                         14,800
                                      --------                       --------                       --------
     Total liabilities and
     stockholders' equity             $684,436                       $380,446                       $185,119
                                      ========                       ========                       ========
Net interest income                              $ 27,340                       $ 13,285                       $  6,805
                                                 ========                       ========                       ========
Net yield on interest
  earning assets                                             4.12%                           3.60%                          3.86%
                                                            =====                          ======                        =======

Management's Discussion and Analysis

--------------------------------------------------------------------------------

          Table 2. Rate/Volume Variance Analysis (dollars in thousands)

                                              2002 Compared to 2001                   2001 Compared to 2000
                                      -------------------------------------   -------------------------------------
                                       Interest                                 Interest
                                        Income/                                 Income/
                                       Interest             Variance            Interest             Variance
                                        Expense         Attributable To         Expense          Attributable To
                                       Variance         Rate        Volume      Variance       Rate         Volume
                                      ----------     ---------    ---------    ---------    ---------     ---------
Interest earning assets:
Interest bearing deposits in other
   depositories                       $     (74)     $    (324)   $     250    $    (263)   $     (69)    $    (194)
Investment securities                       (42)          (903)         861          321         (492)          813
Bank owned life insurance                   223            133           90           86            -            86
   Federal funds sold                      (103)          (212)         109           45         (190)          235
   Loans                                 16,373         (6,656)      23,029       13,896       (3,343)       17,239
                                      ---------      ---------    ---------    ---------    ---------     ---------
     Total                               16,377         (7,962)      24,339       14,085       (4,094)       18,179
                                      ---------      ---------    ---------    ---------    ---------     ---------

Interest bearing liabilities:
   Demand deposits                          579            118          461           54          (44)           98
   Savings deposits                         213         (1,109)       1,322          (78)        (578)          500
   Time deposits                            333         (7,579)       7,912        6,510       (2,089)        8,599
   Obligation under capital lease             3              5           (2)         (12)         (10)           (2)
   Federal funds purchased/
     repurchase agreements                  (51)          (235)         184           44          (98)          142
   FHLB advances                            665           (168)         833          864            -           864
   Junior subordinated debentures           609              -          609            -            -             -
   Notes payable                            (29)            80         (109)         223            -           223
                                      ---------      ---------    ---------    ---------    ---------     ---------
     Total                                2,322         (8,888)      11,210        7,605       (2,819)       10,424
                                      ---------      ---------    ---------    ---------    ---------     ---------
     Net interest income              $  14,055      $     926    $  13,129    $   6,480    $  (1,275)    $   7,755
                                      =========      =========    =========    =========    =========     =========

Analysis of Financial Condition. Average earning assets increased 79.78% from 2001 to 2002. Average earning assets represented 96.88% of total average assets at December 31, 2002 compared to 96.95% at the end of 2001. All categories of average assets increased during 2002. Average loans increased $268.5 million or 85.15% over 2001. Table 3 illustrates the growth of various balance sheet components.

                Table 3. Average Asset Mix (dollars in thousands)

                                                        For the Year Ended        For the Year Ended
                                                         December 31, 2002         December 31, 2001
                                                     ------------------------   ---------------------
                                                        Average                   Average
                                                        Balance        %          Balance       %
                                                     -----------  -----------   -----------  --------
Earning assets:
   Loans, net                                        $   583,917        85.31%  $   315,378     82.90%
   Investment securities                                  53,058         7.75%       38,107     10.02%
   Bank owned life insurance                               5,169         0.76%        2,527      0.66%
   Federal funds sold                                     10,740         1.57%        7,801      2.05%
   Interest bearing deposits with depositories            10,209         1.49%        5,018      1.32%
                                                     -----------   ----------   -----------   -------
     Total earning assets                                663,093        96.88%      368,831     96.95%
                                                     -----------   ----------   -----------   -------

Non earning assets:
   Cash and due from banks                                12,616         1.84%        4,939      1.29%
   Property and equipment                                  8,124         1.19%        3,071      0.81%
   Other assets                                              603         0.09%        3,605      0.95%
                                                     -----------   ----------   -----------   -------
     Total non earning assets                             21,343         3.12%       11,615      3.05%
                                                     -----------   ----------   -----------   -------
     Total assets                                    $   684,436   $   100.00%  $   380,446    100.00%
                                                     ===========   ==========   ===========   =======

Management's Discussion and Analysis

--------------------------------------------------------------------------------

During 2002, average net loans represented 85.31% of total average assets compared to 82.90% for fiscal 2001. Loan production continued at a rapid pace during 2002 and as a result, loan assets comprised a larger percentage of the total asset base for the year. It is management's continued intent to grow the Company's balance sheet by first growing its loan portfolio, rather than growing its liability base first and investing in lower yielding assets until loans can be produced. Management believes this to be the most cost effective strategy for profitable growth. Management anticipates loan growth to slow considerably during 2003 as credit standards and underwriting criteria are expected to be tightened in light of current economic conditions. However, as the Company's geographic market area continues to expand, access to high quality loans is expected to continue to drive overall growth.

On December 31, 2001, the Company completed the acquisition of First Western Bank. In addition to expanding the Company's operations in contiguous markets, one of the primary reasons for the acquisition was that First Western maintained excess equity on their balance sheet. As a result of the acquisition, the Company's equity ratios were enhanced and existing Company shareholders' book value increased. Also, as a result of completing systems and operations integration more rapidly than management originally projected and the Company's ability to leverage First Western's capital more quickly than was originally projected, this acquisition has not been dilutive to the Company's earnings per share during 2002.

Net Interest Income. The Company's primary source of income is net interest income. It is defined as the difference between income generated by the earning assets less expense incurred on its interest bearing liabilities. Table 1 summarizes the major components of net interest income for the years ended December 31, 2002, 2001 and 2000. Compared with 2001, net interest income more than doubled during 2002, increasing 105.80% or $14.1 million, principally as a result of overall growth of the Company's balance sheet. During 2002, net interest income increased primarily as a result of overall increases in balance volume, coupled with an increased net interest margin. During the period, both asset yields and liability costs declined along with the general decline experienced in interest rates over the course of the year. Asset yields fell 113 basis points while liability costs declined 174 basis points resulting in an increase in the Company's net interest margin of 52 basis points. The increase in net interest margin was considered by management to be more correlated to changes in liability mix and pricing than in asset pricing. With interest rates at their lowest point in decades, management expects deposit rates to be increasingly difficult to lower if interest rates decline further over the coming months. Accordingly, while the company experienced an increase in its net interest margin during 2002, contraction of the company's net interest margin is anticipated with any further decline in the overall interest rate environment. During 2002, 85.31% of the Company's average assets were invested in loan assets as compared with 82.90% on average during 2001. Management continued the effort to diversify the Company's funding sources which was begun in 2001. In addition to retail deposits generated through its branch network, management continued to add wholesale deposits and FHLB advances along with $20 million in trust preferred securities. These wholesale sources of funding allow for greater flexibility in managing the Company's liability structure as well as providing additional tools for interest rate management.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Provision for Credit Losses and Asset Quality. As a result of the continued rapid growth of the Company's loan portfolio, the Company's provision for loan losses remains one of its largest ongoing expenses. During 2002, the Company provided $5.3 million for possible loan losses. This compares with $3.3 million provided during 2001 and $1.9 million provided in 2000. These provisions, made to the Company's allowance for credit losses to provide for possible future losses are charged directly against the Company's current earnings. On at least a quarterly basis, management and the Board of Directors evaluates the allowance for loan losses to determine its adequacy to meet any known or anticipated future losses based on current and projected conditions. Factors considered in determining the adequacy of the allowance include the estimated collectability of past due loans, the volume of new loans, composition of the loan portfolio, industry standards and current as well as projected economic conditions. Specific reserves for individual loans are established in addition to the basic reserve as deemed necessary based on evaluation of individual credits. Generally, specific reserves are allocated to individual credits following review by the company's loan review personnel. Loans are selected for this review process as a result of one or more events. Reviews are normally triggered as a result of the delinquency of a credit, some change in the status of the borrower including a change in the borrower or guarantor's financial condition as indicated by receipt of interim financial statements or as the result of random selection in the normal course of the company's ongoing loan review function. Upon review, if the credit is deemed to have deteriorated to a point that additional and ongoing attention is necessitated, the credit will be "graded" into one of five "non-standard" categories. These categories include, in order of increasing severity, watch, "OAEM" or "special mention", substandard, doubtful or loss. Once reviewed and classified, each loan is assigned a risk allocation based on the estimated risk of loss determined during the review. Loans that are not classified are assigned to general categories, generally based on their type of collateral, and are assigned a risk weighting by class or category. This risk weighting is based both on the Company's historical loss ratios and by industry standards as the Company's portfolio is relatively young and has limited loss history.

The Company's loan portfolio is beginning to become more seasoned and historical trends are beginning to provide more pertinent data for evaluation. However, with continued growth and expansion into new markets, estimates of future portfolio performance remain quite subjective. Therefore, while it is the opinion of management and the Board of Directors that the Company's allowance for loan losses is adequate to absorb any anticipated loan losses as of the report date, no assurances can be made that any future losses may not be significant and may require additional provisions. At December 31, 2002, 2001 and 2000, the Company's allowance for loan losses totaled $11.2 million, $7.1 million and $3.0 million, respectively, representing 1.58%, 1.45% and 1.50% of gross loans. Excluding sold mortgage loans in the portfolio at December 31, 2002, the Company's allowance totaled 1.65% of total loans.

During 2002, the Company experienced increased loan losses as compared to prior years. Total loans charged off or charged down amounted to $1.4 million. This total was comprised of $589 thousand in consumer loans, $372 thousand in commercial loans and $488 thousand in real estate loans. Recoveries for the year amounted to $228 thousand, resulting in net charge-offs of $1.2 million for the year. A sizeable portion of the above referenced consumer loan charge offs resulted from loans acquired through the company's acquisition of First Western Bank and its loan portfolio which was completed at year end 2001. Even with the increase in credit losses in 2002, the Company has experienced relatively limited credit losses to date. However, with the company's rapid growth and larger loan portfolio as well as the continuing problems within the U.S. domestic economy and with relatively high unemployment rates in a number of the company's market areas, management expects future credit losses to be a closer approximation of trends experienced within the banking industry as a whole. It is management's intent to control and limit such losses to the extent possible through adherence to current policies and procedures which are intended to maintain a high level of credit quality. Table 4 describes loan charge-offs and recoveries for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 while table 5 describes the allocation of the loan loss allowance for the years ended December 31, 2002, 2001 and 2000.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

            Table 4. Allowance for Loan Losses (Dollars in thousands)

                                                             2002        2001        2000        1999        1998
                                                             ----        ----        ----        ----        ----
Balance, January 1                                        $    7,113  $    3,007  $    1,247  $      752  $      281
Loan charge-offs:
Commercial, financial and agricultural                           372         104          60         201           -
Real estate - construction                                       157          53          45          75           -
Real estate - 1 to 4 family                                      109          15           -          44           -
Real estate - Non-farm Non-residential                           222          30           -           -           -
Installment                                                      589         284          45           2           -
Other                                                              -           -           -          10           -
                                                          ----------------------------------------------------------
Total loans charged-off                                        1,449         486         150         332           -

Recoveries of loans previously charged-off:
Commercial, financial and agricultural                            22           1           -           -           -
Real estate - construction                                         -           -           -           -           -
Real estate - 1 to 4 family                                       11           -           -           -           -
Real estate - Non-farm Non-residential                             -           -           -           -           -
Installment                                                      195          14           5           -           -
Other                                                              -           -           -           -           -
                                                          ----------------------------------------------------------
Total recoveries of loans previously charged-off                 228          15           5           -           -
                                                          ----------------------------------------------------------
Net charge-offs                                                1,221         471         145         332           -
                                                          ----------------------------------------------------------
Provision for loan losses                                      5,300       3,347       1,905         827         471
Allowance of acquired bank                                         -       1,230           -           -           -
                                                          ----------------------------------------------------------
Balance, December 31                                      $   11,192  $    7,113  $    3,007  $    1,247  $      752
                                                          ==========================================================

     Table 5. Allocation of Allowance for Loan Losses (Dollars in thousands)

                                                                         At December 31,
                                          ----------------------------------------------------------------------------
                                                    2002                        2001                      2000
                                          ------------------------     ---------------------     ---------------------

                                            Amount      % of Total      Amount    % of Total       Amount   % of Total
                                          ----------    ----------     --------   ----------     ---------  ----------
Real Estate                               $    7,512         81.99%    $  4,628        75.85%    $   1,838       74.38%
Commercial, financial and agricultural         1,352         13.16%         898        16.66%          453       15.16%
Consumer                                         645          3.44%         779         6.31%          241       10.46%
All other loans and unallocated reserves       1,683          1.41%         808         1.18%          475           -
                                          ----------    ----------     --------   ----------     ---------  ----------
Total                                     $   11,192        100.00%    $  7,113       100.00%    $   3,007      100.00%
                                          ==========    ==========     ========   ===========    =========  ==========

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Other Income. In addition to net interest income, the Company derives revenues from a variety of financial products and services offered to its customer base. The majority of noninterest income results from origination fees and released service rights on sold mortgage loans, from service charges on deposit accounts including charges for insufficient funds, check sales, and fees charged for nondeposit services and from premiums generated through the sale of credit related insurance products. Additionally, the Company may sell various assets from time to time including loans or securities, which may produce either gains or losses when sold. During 2002, these transactions resulted in non-recurring gains totaling $299 thousand, as compared with $286 thousand recorded as a result of similar transactions during 2001. Mortgage loan origination fees increased substantially in 2002 as compared with 2001, primarily due to continued demand for refinancings and to increased capacity in the company's mortgage division. In addition to increases in deposit service charge fees attributable to overall increases in the volume of accounts, the company introduced an overdraft protection product during the fourth quarter of 2001. This product accounted for a substantial portion of the increase in service charges on deposit accounts experienced during 2002. Table 6 describes non-interest income for the years ended December 31, 2002, 2001 and 2000.

          Table 6. Sources of Noninterest Income (Dollars in thousands)

                                                         For the periods ended December 31,
                                                ---------------------------------------------------
                                                      2002             2001              2000
                                                ----------------  ---------------  ----------------
Service charges on deposit accounts             $          2,431  $           940  $            461
Fees on mortgage loans sold                                3,095            1,435               499
Gains on sale of assets                                      299              286               151
Other service charges and fees                               212              128                60
Other income                                                 215              205               147
                                                ----------------  ---------------  ----------------
                                                $          6,252  $         2,994  $          1,318
                                                ================  ===============  ================

Non-interest Expense. The major components of non-interest expense for the years ended December 31, 2002, 2001 and 2000 are as follows:

         Table 7. Sources of Noninterest Expense (Dollars in thousands)

                                                        For the periods ended December 31,
                                               ---------------------------------------------------
                                                     2002             2001              2000
                                               ----------------  ---------------  ----------------
Salary and benefits                            $          9,674  $         4,793  $          2,417
Occupancy expenses                                        1,157              571               316
Furniture/equipment expenses                              1,466              662               349
Professional service fees                                   978              658               148
Data and credit card processing fees                      1,089              521               298
Advertising and business promotion                          450              416               222
Printing and related supplies                               391              301               108
Amortization of intangible assets                           331               18                 -
Other expenses                                            2,733            1,266               721
                                               ----------------  ---------------  ----------------
                                               $         18,269  $         9,206  $          4,579
                                               ================  ===============  ================

Management calculates the Company's overhead efficiency ratio as noninterest expense divided by adjusted total revenue (net interest income before provision for loan losses plus noninterest income). Management places significant importance on this ratio, as it is the primary measurement used to determine the efficiency of the Company's overall operation. During 2002, this ratio decreased to 54.38% as compared with 56.55% in 2001. Management believes this ratio can be reduced further, however, reductions are expected to be more difficult over the near term due to continued growth expectations and other possible business combinations.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Loans. Average net loans totaled $583.9 million during the year ended December 31, 2002, representing an increase of 85.1% as compared with 2001. Management intends to continue the growth of high quality loan assets to the extent possible as dictated by the Company's capital. With continued expansion of the Company's geographic market area, aggressive marketing efforts and the strong acceptance of the Company within the communities it serves, management expects loan growth, and consequently, the Company's overall growth, to continue at a relatively rapid rate yet somewhat slower than in prior years.

The majority of growth in the Company's loan portfolio has been centered in real estate and commercial loans. These loans comprised approximately 95% of the total loan portfolio at December 31, 2002. The amount of loans outstanding by type at December 31, 2002, 2001, 2000, 1999, and 1998 and the maturity distribution for variable and fixed rate loans as of December 31, 2002 are presented in Tables 8 and 9, respectively.

              Table 8. Loan Portfolio Summary (Dollars in thousand)

                                  December 31, 2002   December 31, 2001   December 31, 2000   December 31, 1999   December 31, 1998
                                  -----------------   -----------------   -----------------   -----------------   -----------------
                                   Amount       %      Amount       %      Amount       %     Amount        %      Amount       %
                                  ---------  ------   --------   ------   --------   ------   -------   -------   --------   ------
Construction and development      $ 119,944   16.88%  $ 89,587    18.25%  $ 32,602    16.27%  $13,480     15.02%  $  7,141    14.75%
1-4 family residential              158,945   22.37%    99,227    20.21%    36,963    18.45%   20,480     22.82%    10,520    21.73%
Farmland                              1,846    0.26%     1,959     0.40%       385     0.19%      565      0.63%       629     1.30%
Nonfarm, nonresidential             290,811   40.93%   177,319    36.11%    78,489    39.17%   27,799     30.98%    12,794    26.42%
Multifamily residential              11,009    1.55%     4,326     0.88%       596     0.30%      455      0.51%         -        -%
                                  ---------  ------   --------   ------   --------   ------   -------   -------   --------   ------
     Total real estate              582,555   81.99%   372,418    75.85%   149,035    74.38%   62,779     69.96%    31,084    64.20%

Loans to finance agricultural
   production                           110    0.02%       403     0.08%       996     0.50%      218      0.24%         -         -
Commercial and industrial            93,360   13.14%    81,388    16.58%    29,381    14.66%   17,471     19.47%    12,057    24.90%
Consumer                             24,468    3.44%    31,005     6.31%    20,968    10.46%    9,277     10.33%     5,221    10.78%
Other                                 9,988    1.41%     5,771     1.18%         -        -         -         -         61     0.12%
                                  ---------  ------   --------   ------   --------  -------   -------   -------   --------   ------
     Total                        $ 710,481  100.00%  $490,985   100.00%  $200,380   100.00%  $89,745    100.00%  $ 48,423   100.00%
                                  =========  ======   ========   ======   ========  =======   =======   =======   ========   ======

Management's Discussion and Analysis

--------------------------------------------------------------------------------

    Table 9. Maturity and Repricing Schedule of Loans (Dollars in thousands)

                                   Commercial    Residential                             Total
                                 Financial and       Real                      -------------------------
                                  Agricultural      Estate         Others         Amount            %
                                 -------------   -----------    ------------   ------------   ----------
Fixed rate loans:

   Three months or less          $      21,659   $     1,656    $      1,275   $     24,590        3.46%
   Over three months to
    twelve months                       38,382         6,624           3,121         48,127        6.78%
   Over one year to
    five years                         191,937        34,172          20,632        246,741       34.73%
   Over five years                      39,969        48,658           2,609         91,236       12.84%
                                  ------------   -----------    ------------   ------------   ----------
     Total fixed rate loans      $     291,947   $    91,110    $     27,637   $    410,694       57.81%
                                  ------------   -----------    ------------   ------------   ----------

                                   Commercial    Residential                             Total
                                 Financial and       Real                      -------------------------
                                  Agricultural      Estate         Others         Amount            %
                                 -------------   -----------    ------------   ------------   ----------

Variable rate loans:

   Three months or less          $     214,124    $    66,164    $      6,282   $    286,570       40.34%
   Over three months to
    twelve months                            -          3,335             537          3,872        0.54%
   Over one year to
    five years                               -          9,345               -          9,345        1.31%
   Over five years                           -              -               -              -           -%
                                 -------------    -----------    ------------   ------------   ----------
     Total variable rate loans   $     214,124    $    78,844    $      6,819   $    299,787       42.19%
                                 -------------    -----------    ------------   ------------   ----------

Total loans:

   Three months or less          $     235,783    $    67,820    $      7,557   $    311,160       43.80%
   Over three months to
    twelve months                       38,382          9,959           3,658         51,999        7.32%
   Over one year to
    five years                         191,937         43,517          20,632        256,086       36.04%
   Over five years                      39,969         48,658           2,609         91,236       12.84%
                                 -------------    -----------    ------------   ------------   ----------
     Total loans                 $     506,071    $   169,954    $     34,456   $    710,481      100.00%
                                 =============    ===========    ============   ============   ==========

Interest rates charged on loans vary with the degree of risk, maturity and amount of the loan. Competitive pressures, money market rates, availability of funds, and government regulation also influence interest rates. On average, the Company's loan portfolio yielded 7.45% during 2002 as compared to an average yield of 8.59% during 2001.

By the end of 2002, variable rate loans had increased to over 42% of total loans.

Investment Securities. The Company uses its investment portfolio as a tool to provide liquidity, manage interest rate risk and provide supplemental earnings. Management began this process in anticipation of a stabilizing interest rate environment and projected increases in rates over the next four to six quarters. Management has continued to focus on maintaining the majority of its investment securities in floating rate instruments to aid in mitigating interest rate risk associated with the fixed rate component of the Company's loan portfolio, and accordingly, has been willing to accept somewhat lower investment yields for shorter duration within the investment portfolio.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

With the Company's rapid growth since its inception and with continuing growth expected by management, the need to manage liquidity through the investment portfolio has been acknowledged by classifying all of its investment securities as available for sale. Accordingly, these securities may be sold from time to time to increase liquidity or re-balance the interest rate sensitivity profile of the Company's balance sheet as deemed necessary. Table 10 presents the investment portfolio at December 31, 2002 by major type of investments and maturity and repricing ranges. At December 31, 2002, the market value of the investment portfolio was $73.7 million, representing market appreciation of $256 thousand as compared to book value at that date. At December 31, 2001 the market value of the investment portfolio was $42.5 million.

             Table 10. Investment Securities (Dollars in thousands)

                      December 31, 2002 Available for Sale

                                                 One Year      After Five
                                In One Year    Through Five      Through      After Ten                       Market
                                  or Less         Years         Ten Years       Years         Total           Value
                               ------------   -------------   ------------   -----------   -----------   --------------
Investment securities:
U.S. Government agencies       $      3,000   $           -   $          -   $         -   $     3,000   $        3,016
U.S. Government agency
   pools (MBS)                            -              73            402        60,922        61,397           61,722
Municipals                                                -              -             -             -                -
Equity investment securities              -           7,830              -         1,248         9,078            8,993
                               ------------   -------------   ------------   -----------   -----------   --------------
       Total                   $      3,000   $       7,903   $        402   $    65,916   $    73,475   $       73,731
                               ============   =============   ============   ===========   ===========   ==============

Weighted average yields:
U.S. Government agencies               4.03%              -%             -%            -%         4.03%
U.S. Government agencies
   pools (MBS)                            -%           5.10%          7.38%         4.07%         4.09%
Municipals (tax equivalent)               -%              -%             -%            -%            -%
Equity investment securities              -%           2.19%             -%         0.94%         2.02%
                               ------------   -------------   ------------   -----------   -----------
       Consolidated                    4.03%           2.21%          7.38%         3.94%         3.78%
                               ============   =============   ============   ===========   ===========

           December 31, 2001 and December 31, 2000 Available for Sale

                                                                         2001                          2000
                                                              --------------------------   ----------------------------
                                                                  Book          Market        Book           Market
                                                                  Value         Value         Value          Value
                                                              ------------   -----------   -----------   --------------
Investment securities:
U.S. Government agencies                                      $      7,177   $     7,162   $     9,385   $        9,344
U.S. Government agency
   pools (MBS)                                                      23,632        23,709        25,006           25,260
Municipals                                                           3,721         3,755             -                -
Equity investment securities                                         8,702         8,702           814              812
                                                              ------------   -----------   -----------   --------------
       Total                                                  $     42,360   $    42,456   $    35,205   $       35,416
                                                              ============   ===========   ===========   ==============

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Average overnight investments totaled $20.9 million or 3.06% of average assets for the year ended December 31, 2002. At December 31, 2001, overnight investments totaled $12.8 million. Federal funds sold and interest bearing deposits with banks represent the most liquid portion of the Company's invested funds and generally the lowest yielding portion of earning assets. Management expects to maintain overnight and other short term investments at levels sufficient to meet liquidity demands, but at relatively low levels so as to maximize the Company's earning potential.

Deposits. The primary goal of the Company's expansion of its geographic market area is the ability to attract and access additional deposits. Retail deposits gathered through the Company's branch network continues to be its principal source of funding, although the Company does utilize wholesale funding sources. Management considers acquisition of core deposits as one of the most fundamental sources of increased franchise value and intends to continue to expand both the Company's geographic markets and further penetrate its current markets. Management believes that generation of quality loan assets can be materially impacted by the level of service provided to the customer, but that a significant portion of depositors are viewed as more rate sensitive than service oriented. Therefore the Company's primary advertising and mass media marketing efforts are geared toward attracting deposits and it remains the Company's primary deposit gathering strategy to provide these customers with both competitive rates and exceptional service.

Due to the popularity of the Company's primary market area as a favored retirement destination, a higher percentage of its certificates of deposit are concentrated in CDs over $100 thousand as compared to peer institutions. Due to the market demographics within the Company's primary area of operations, management generally differentiates little between jumbo CDs and smaller denomination certificates in projecting retention rates for certificates. During 2002, certificates of deposit comprised 65.33% of the Company's average deposit base as compared with 72.12% during 2001. One of management's stated goals for fiscal 2003 is to increase the volume of non-CD deposits as a ratio of total deposits. Management expects to substantially increase the actual dollar amount of these deposits during the next year, however, depending on the funding requirements dictated by net loan growth, a reduction in non-CD deposits to total deposits may be nominal until total balance sheet growth moderates further.

Average deposits for the year ended December 31, 2002 totaled $571.4 million as compared with $325.5 million for the same period in 2001. The Company's percentage of interest bearing deposits decreased to 91.19% from 92.86% in 2001. Management desires to decrease this ratio further as additional emphasis is placed on the cross-selling of demand deposit accounts and increasing the Company's account per customer ratio. Demand deposits are generally considered the most difficult deposit accounts to acquire, however, management remains intent on emphasizing acquisition of demand deposits as one of the Company's primary goals. Therefore, it is anticipated that the percentage of interest bearing deposits will continue to trend downward slowly. Average deposits for the periods ended December 31, 2002, 2001, and 2000 are summarized in Table 11 below.

                  Table 11. Deposit Mix (Dollars in thousands)

                                          December 31, 2002        December 31, 2001          December 31, 2000
                                       -----------------------  -----------------------   -------------------------
                                         Average                  Average                    Average
                                         Balance         %        Balance         %          Balance          %
                                       -----------    --------  -----------   ---------   -------------   ---------
Interest bearing deposits:
   NOW Accounts                        $   59,599        10.43% $    18,433        5.66%  $    11,174          6.78%
   Money Market                            78,350        13.71%      45,651       14.02%       36,221         21.96%
   Savings                                  9,827         1.72%       3,461        1.06%        2,020          1.22%
   Certificates of deposit                373,315        65.33%     234,739       72.12%      104,427         63.32%
                                       ----------     --------  -----------   ---------   -----------     ---------
     Total interest bearing deposits      521,091        91.19%     302,284       92.86%      153,842         93.28%
Noninterest bearing deposits               50,321         8.81%      23,241        7.14%       11,079          6.72%
                                       ----------     --------  -----------   ---------   -----------     ---------
     Total deposits                    $  571,412       100.00% $   325,525      100.00%  $   164,921        100.00%
                                       ==========     ========  ===========   =========   ===========     =========

Management's Discussion and Analysis

--------------------------------------------------------------------------------

At December 31, 2002, certificates of deposit denominated in amounts of $100 thousand or more totaled $180.2 million as compared with $120.5 million at December 31, 2001. This represents an increase of $59.7 million. The percentage of total deposits represented by these certificates increased to 26.61% at December 31, 2002 as compared with 25.78% at December 31, 2001. Table 12 provides maturity information relating to Certificates of Deposit of $100 thousand or more at December 31, 2002 and 2001.

                     Table 12. Large time deposit maturities

Analysis of time deposits of $100 thousand or more at December 31, 2002 and 2001 (Dollars in thousands):

                                                                      2002              2001
                                                                 ---------------  ----------------
   Remaining maturity of three months or less                    $        67,863  $         49,645
   Remaining maturity over three through twelve months                   104,200            65,848
   Remaining maturity over twelve months                                   8,153             5,019
                                                                 ---------------  ----------------
     Total time deposits of $100 thousand or more                $       180,216  $        120,512
                                                                 ===============  ================

Capital Adequacy. The Company's rapid growth from the company's inception has required management and the Board of Directors to modify its capital plan on a regular basis. During 2002, the Company issued an additional $7.8 million in its Series A Convertible Preferred stock, bringing the aggregate amount of this offering to $10.1 million. Additionally, the company completed its first issuance of Trust Preferred securities in late June 2002 in the amount of $20 million. These capital issuances were utilized to extinguish a short term borrowing facility and capitalize the continued growth of the Company and MountainBank throughout the year. The remaining increase in equity resulted from retention of earnings and exercise of stock options.

The Trust Preferred securities are accounted for as long-term debt in the accompanying financial statements, however, for regulatory capital purposes, the majority of this issuance is considered Tier I capital with the remainder qualifying as Tier II capital. The remaining long-term debt reported on the Company's balance sheet represents long-term borrowings by MountainBank from the Federal Home Loan Bank of Atlanta. The following tables illustrate the Company's and the Bank's respective capital position and ratios along with minimum regulatory ratios at December 31, 2002.

Regulatory guidelines relating to capital adequacy provide minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighing the relative risk of each asset category to derive risk-adjusted assets. For the Company, risk-based capital guidelines require minimum ratios of core (Tier 1) capital (common stockholders' equity) to risk-weighted assets of 4.0% and total regulatory capital (core capital plus allowance for loan losses up to 1.25% of risk-weighted assets) to risk-weighted assets of 8.0%. As of December 31, 2002, the Company's Tier 1 risk-weighted capital ratio and total capital ratio were 9.02% and 10.84%, respectively.

MountainBank also has capital ratio constraints with which to comply. These ratios are slightly different than those required at the parent company level. At December 31, 2002, MountainBank's capital ratios were as follows: Tier I leverage ratio, 7.85%, Tier I risk-based capital ratio, 8.76% and total risk-based ratio, 10.01%. These capital ratios were sufficient at December 31, 2002 to classify the Company as "well capitalized" in accordance with the FDIC's regulatory capital rules. At December 31, 2002, the Company had 3,200,364 shares of common stock outstanding. At that date, the company had approximately 2,100 stockholders of record. The Company's and Bank's actual capital amounts and ratios are presented in table 13.

Management's Discussion and Analysis

--------------------------------------------------------------------------------
                         Table 13. Capital Requirements (Dollars in thousands)

MountainBank Financial Corporation

                                                                                  Risk-based Capital
                                                                 -------------------------------------------------------
                                           Leverage Capital            Tier I Capital               Total Capital
                                      -------------------------  ---------------------------  ---------------------------
                                         Amount   Percentage(1)     Amount     Percentage(2)   Amount       Percentage(2)
                                      ----------- -------------  -----------   -------------  ------------  -------------
Actual                                $   63,960           8.09% $    63,960            9.02% $     76,864          10.84%
Required                                  31,608           4.00%      28,369            4.00%       56,737           8.00%
Excess                                    32,352           4.09%      35,591            5.02%       20,127           2.84%

MountainBank

                                                                                  Risk-based Capital
                                                                 -------------------------------------------------------
                                           Leverage Capital            Tier I Capital               Total Capital
                                      -------------------------  ---------------------------  ---------------------------
                                        Amount    Percentage(1)    Amount      Percentage(2)     Amount     Percentage(2)
                                      ----------- -------------  -----------   -------------  ------------  -------------
Actual                                $    62,094        7.85%  $    62,094             8.76% $     70,986          10.01%
Required                                   31,644        4.00%       28,363             4.00%       56,725           8.00%
Excess                                     30,450        3.85%       33,731             4.76%       14,261           2.01%

---------------

(1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution's composite rating as determined by its regulators. The FRB has not advised the Company of any specific requirements applicable to it.
(2)  Percentage of risk-weighted assets.

Nonperforming and Problem Assets. Certain credit risks are inherent in making loans, particularly commercial and consumer loans. Management's intent with regard to maintaining a high level of credit quality is to identify, quantify and assess these risks and to manage them effectively. The Company's internal credit underwriting policies and procedures are designed to provide a high level of credit quality while allowing the lending function to be responsive to the needs of its customers. These policies and procedures include officer and customer limits, periodic loan documentation review, on-going credit review and follow up on exceptions to credit policies.

Nonperforming assets at December 31, 2002, 2001, 2000, 1999 and 1998 are analyzed in Table 14.

Management's Discussion and Analysis

--------------------------------------------------------------------------------

              Table 14. Nonperforming Assets (Dollars in thousands)

                                                                       December 31,
                                        ---------------------------------------------------------------------------
                                             2002           2001           2000            1999           1998
                                        -------------  --------------  -------------  -------------  --------------
Nonaccrual loans                        $       2,876  $        1,528  $         266  $         270  $          416
Loans past due 90 days or
   more and still accruing interest                18               -              -              -               -
Restructured loans                                  -               -              -              -               -
                                        -------------  --------------  -------------  -------------  --------------
Total nonperforming loans                       2,894           1,528            266            270             416
                                        -------------  --------------  -------------  -------------  --------------

Other real estate and repossessed
   personal property                            1,426               -              -              -               -
                                        -------------  --------------  -------------  -------------  --------------
Total nonperforming assets              $       4,320  $        1,528  $         266  $         270  $          416
                                        =============  ==============  =============  =============  ==============



Nonaccrual loans
   Interest income, original terms      $         524  $          224  $           7  $          24  $           34
                                        =============  ==============  =============  =============  ==============
   Interest income, recognized          $         442  $          181  $           1  $           2  $           23
                                        =============  ==============  =============  =============  ==============

Restructured loans
   Interest income, original terms      $           -  $            -  $           -  $           -  $            -
                                        =============  ==============  =============  =============  ==============
   Interest income, recognized          $           -  $            -  $           -  $           -  $            -
                                        =============  ==============  =============  =============  ==============

Nonperforming assets as a percentage of:
   Total assets                                     0.51%       0.27%          0.10%          0.21%           0.71%
   Total loans and other real estate                0.62%       0.32%          0.13%          0.30%           0.86%

Liquidity and Interest Rate Sensitivity. Liquidity is defined as the Company's ability to meet all short-term demands for funds on a timely basis. Such demands include funding of loans and other asset purchases or originations, reduction or liquidation of deposit accounts by customers and principal and interest payments on debt of both the Bank and its parent company. Liquidity at the Bank level is provided by cash flows from maturing investments, loan payments and maturities, federal funds sold, and unpledged investment securities. Liquidity may also be provided through accumulation of core deposits, increasing large denomination certificates from both retail and wholesale sources, federal fund lines from correspondent banks, borrowings from the Federal Home Loan Bank as well as the Federal Reserve Bank and also the ability to generate funds through the issuance of long-term debt and equity. At December 31, 2002, MountainBank had established unsecured upstream lines of credit totaling $18.5 million. Combined with the bank's available collateralized borrowing lines with the Federal Home Loan Bank, management believes that current liquidity levels are satisfactory to meet known and anticipated liquidity needs.

The Company strives to limit the effect of changes in interest rates on both the Company's net interest income as well as the market value of its assets and liabilities while maximizing net interest income under these constraints. Interest rate risk management aims to manage the pricing and duration of assets and liabilities so that the effects of interest rate changes do not result in wide fluctuations of either the Company's net interest income or the market values of assets and liabilities. Next to credit risk, interest rate risk is considered one of the more significant risks requiring on-going monitoring and management. Interest rate risk is defined as the effect that changes in interest rates would have on net interest income as interest-sensitive assets and liabilities either reprice or mature. Management attempts to correlate the repricing of the Company's portfolios of earning assets and interest-bearing liabilities so as to afford protection from significant erosion of net interest margin resulting from changes in interest rates. Table 15 shows the sensitivity of the Company's balance sheet at December 31, 2002 and is not necessarily indicative of the position on other dates. On that date, the Company appeared to be cumulatively asset-sensitive (earning assets subject to interest rate changes exceeding interest-bearing liabilities subject to changes in interest rates).

Management's Discussion and Analysis

--------------------------------------------------------------------------------

Matching sensitive positions alone does not ensure the Company has limited interest rate risk. The repricing characteristics of assets are different from the repricing characteristics of funding sources. Thus, net interest income can be impacted by changes in interest rates even if the repricing opportunities of assets and liabilities are matched.

           Table 15. Interest Rate Sensitivity (Dollars in thousands)

                                              December 31, 2002 Asset and Liability Maturities and Repricings
                                  --------------------------------------------------------------------------------------
                                       1 - 3            4 - 12           13 - 60          Over 60
                                       Months           Months            Months           Months            Total
                                  ---------------   ---------------  ----------------  ---------------  ----------------
Earning assets:
   Loans                          $       311,160   $        51,999  $        256,989  $        91,236  $        711,384
   Investments                              3,016                 -             7,902           66,560            77,478
   Interest bearing deposits
     with banks                            16,393                 -                 -                -            16,393
   Bank Owned Life Ins.                         -            13,328                 -                -            13,328
                                  ---------------   ---------------  ----------------  ---------------  ----------------
     Total                        $       330,569   $        65,327  $        264,891  $       157,796  $        818,583
                                  ===============   ===============  ================  ===============  ================

Interest bearing deposits:

   NOW accounts                   $        82,818   $             -  $              -  $             -  $         82,818
   Money market                            93,152                 -                 -                -            93,152
   Savings                                  6,250                 -                 -                -             6,250
   Certificates of Deposit                152,334           263,812            12,515            1,781           430,442
   Repurchase agreements/Fed
     funds purchased                       14,204                 -                 -                -            14,204
   Other                                   55,004                20               129           36,775            91,928
                                  ---------------   ---------------  ----------------  ---------------  ----------------
     Total                        $       403,762   $       263,832  $         12,644  $        38,556  $        718,794
                                  ===============   ===============  ================  ===============  ================

Interest sensitivity gap          $       (73,193)  $      (198,505) $        252,247  $       119,240  $         99,789

Cumulative interest
   sensitivity gap                $       (73,193)  $      (271,698) $        (19,451) $        99,789  $         99,789

Ratio of sensitive assets to
   sensitive liabilities                    81.87%            24.76%         2,094.99%          409.26%           113.88%

Cumulative ratio of
   sensitive assets to
   sensitive liabilities                    81.87%            59.30%            97.14%          113.88%           113.88%

                         Table 16. Key Financial Ratios.

                              December 31,     December 31,      December 31,
                                  2002             2001              2000
                            ----------------  ---------------  ----------------
Return on average assets                0.90%            0.66%             0.57%
Return on average equity               13.07%           12.71%             7.14%
Equity to assets                        6.24%            6.62%             7.03%

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

           Information required by this Item is contained in the information included in Item 7 under the caption "Liquidity and Interest Rate Sensitivity."
                                       32

Item 8. Financial Statements and Supplementary Data.

                          Independent Auditor's Report

Board of Directors and Stockholders
MountainBank Financial Corporation

We have audited the accompanying consolidated balance sheets of MountainBank Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MountainBank Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larrowe & Company, plc

Galax, Virginia
February 13, 2003, except for Note 22, as to which the date is March 7, 2003

MountainBank Financial Corporation
Consolidated Balance Sheets
December 31, 2002 and 2001 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                    2002                2001
                                                              ---------------     ----------------
Assets
Cash and due from banks                                       $        10,229     $         10,126
Interest bearing deposits with banks                                   16,393                  525
Investment securities available for sale                               64,738               34,626
Equity investment securities available for sale                         8,993                8,703
Restricted equity securities                                            3,746                2,058
Loans, net of allowance for loan losses $11,192
   in 2002 and $7,113 in 2001                                         666,432              470,647
Loans held for sale                                                    32,857               13,225
Property and equipment, net                                             9,051                7,204
Accrued income                                                          3,932                3,249
Intangible assets, net                                                  4,244                2,820
Other assets                                                           20,525                7,940
                                                              ---------------     ----------------
       Total assets                                           $       841,140     $        561,123
                                                              ===============     ================

Liabilities and Stockholders' Equity

Liabilities
   Noninterest-bearing deposits                               $        64,607     $         41,188
   Interest-bearing deposits                                          612,662              426,319
                                                              ---------------     ----------------
       Total deposits                                                 677,269              467,507

   Federal funds purchased and securities
     sold under agreements to repurchase                               14,204                5,240
   Short-term debt                                                     25,000                1,250
   Long-term debt                                                      46,210               42,633
   Guaranteed preferred beneficial interests
     in the Company's junior subordinated debentures                   20,000                    -
   Obligations under capital lease                                        718                  736
   Accrued interest payable                                             3,787                4,778
   Other liabilities                                                    1,484                1,964
                                                              ---------------     ----------------
       Total liabilities                                              788,672              524,108
                                                              ---------------     ----------------

   Commitments and contingencies                                            -                    -

Stockholders' equity
   Preferred stock, Series A, 6%, non-cumulative, non-voting
     no par value; 3,000,000 shares authorized;
     419,243 and 92,667 shares issued and outstanding
     with liquidation preferences of $10,062 and $2,224 at
     December 31, 2002 and 2001, respectively                          10,062                2,224
   Common stock, $4 par value; 10,000,000 shares
     authorized; 3,200,364 and 3,112,699 shares issued
     and outstanding in 2002 and 2001, respectively                    12,802               12,451
   Paid in capital                                                     20,038               18,584
   Retained earnings                                                    9,397                3,692
   Accumulated other comprehensive income                                 169                   64
                                                              ---------------     ----------------
       Total stockholders' equity                                      52,468               37,015
                                                              ---------------     ----------------
       Total liabilities and stockholders' equity             $       841,140     $        561,123
                                                              ===============     ================

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Consolidated Statements of Income
For the years ended December 31, 2002, 2001, and 2000 (Dollars in thousands except per share amounts)
-----------------------------------------------------------------------------------------------------

                                                             2002                 2001                  2000
                                                       ----------------      ---------------      ----------------
Interest and dividend income
   Loans and fees on loans                             $         43,479      $        27,106      $         13,210
   Federal funds sold                                               183                  286                   241
   Investment securities, taxable                                 2,000                1,698                 1,840
   Investment securities, nontaxable                                 25                   76                     7
   Deposits with banks                                              168                  242                   505
   Dividends                                                        119                  412                    18
   Other                                                            309                   86                     -
                                                       ----------------      ---------------      ----------------
     Total interest and dividend income                          46,283               29,906                15,821
                                                       ----------------      ---------------      ----------------

Interest expense
   Deposits                                                      16,407               15,281                 8,796
   Federal funds purchased and securities
     sold under agreements to repurchase                            145                  196                   153
   Other borrowed funds                                           2,391                1,144                    67
                                                       ----------------      ---------------      ----------------
     Total interest expense                                      18,943               16,621                 9,016
                                                       ----------------      ---------------      ----------------
     Net interest income                                         27,340               13,285                 6,805

Provision for loan losses                                         5,300                3,347                 1,905
                                                       ----------------      ---------------      ----------------
     Net interest income after provision
       for loan losses                                           22,040                9,938                 4,900
                                                       ----------------      ---------------      ----------------

Noninterest income
   Service charges on deposit accounts                            2,431                  940                   461
   Mortgage origination income                                    3,095                1,435                   499
   Gain on sale of loans                                             34                  165                   151
   Net realized gain on sale of securities                          265                  121                     -
   Other service charges and fees                                   212                  128                    60
   Other income                                                     215                  205                   147
                                                       ----------------      ---------------      ----------------
     Total noninterest income                                     6,252                2,994                 1,318
                                                       ----------------      ---------------      ----------------

Noninterest expense
   Salaries and employee benefits                                 9,674                4,793                 2,417
   Occupancy                                                      1,157                  571                   316
   Equipment                                                      1,466                  662                   349
   Data processing                                                1,089                  521                   298
   Amortization of intangible assets                                331                   18                     -
   Other general and administrative                               4,552                2,641                 1,199
                                                       ----------------      ---------------      ----------------
     Total noninterest expense                                   18,269                9,206                 4,579
                                                       ----------------      ---------------      ----------------
     Income before income taxes                                  10,023                3,726                 1,639

Income tax expense                                                3,865                1,216                   583
                                                       ----------------      ---------------      ----------------
     Net income                                                   6,158                2,510                 1,056
     Preferred stock dividends declared                             453                    -                     -
                                                       ----------------      ---------------      ----------------
     Net income available to common stockholders       $          5,705      $         2,510      $          1,056
                                                       ================      ===============      ================

Basic earnings per share                               $           1.82      $          1.11      $            .52
                                                       ================      ===============      ================
Diluted earnings per share                             $           1.58      $          1.01      $            .48
                                                       ================      ===============      ================
Basic weighted average shares outstanding                     3,128,805            2,256,780             2,041,711
                                                       ================      ===============      ================
Diluted weighted average shares outstanding                   3,888,963            2,473,340             2,237,145
                                                       ================      ===============      ================

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                              Stock                                        Other
                                      ---------------------     Paid in     Retained   Comprehensive
                                      Preferred    Common       Capital     Earnings   Income (Loss)       Total
                                      ---------  ----------     --------    --------   -------------    ------------
Balance, December 31, 1999            $       -  $    5,770     $  4,386    $    126   $         (59)   $     10,223

   Comprehensive income
   Net income                                 -           -            -       1,056               -           1,056
   Net change in unrealized
     appreciation on
     investment securities
     available for sale,
     net of taxes of $102                     -           -            -           -             198             198
                                                                                                        ------------
   Total comprehensive income                                                                                  1,254

   Fractional shares
    purchased                                 -           -            -           -               -               -
   Shares sold                                -       1,705        5,005           -               -           6,710
   Stock options exercised                    -          13           10           -               -              23
                                      ---------  ----------     --------    --------   -------------    ------------
Balance, December 31, 2000                    -       7,488        9,401       1,182             139          18,210

   Comprehensive income
   Net income                                 -           -            -       2,510               -           2,510
   Net change in unrealized
     appreciation on
     investment securities
     available for sale,
     net of taxes of $2                       -           -            -           -               5               5
   Realized gains on securities,
     net of taxes of $(41)                    -           -            -           -             (80)            (80)
                                                                                                        ------------
   Total comprehensive income                                                                                  2,435

   Shares sold                            2,224           -            -           -               -           2,224
   Shares issued to acquire
     PremierMortgage
     Associates, Inc.                         -          80          220           -               -             300
   Shares issued to acquire
     First Western Bank                       -       2,751       11,006           -               -          13,757
   Stock options exercised                    -          57           32           -               -              89
   Stock split, effected in
     the form of a dividend                   -       2,075       (2,075)          -               -               -
                                      ---------  ----------     --------    --------   -------------    ------------
Balance, December 31, 2001                2,224      12,451       18,584       3,692              64          37,015

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Consolidated Statements of Changes in Stockholders' Equity, continued
For the years ended December 31, 2002, 2001 and 2000 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                                        Accumulated
                                              Stock                                        Other
                                      ---------------------     Paid in     Retained   Comprehensive
                                      Preferred    Common       Capital     Earnings   Income (Loss)       Total
                                      ---------  ----------     --------    --------   -------------    ------------
Balance, December 31, 2001            $   2,224  $   12,451     $ 18,584    $  3,692   $          64    $     37,015

   Comprehensive income
   Net income                                 -           -            -       6,158               -           6,158
   Net change in unrealized
     appreciation on
     investment securities
     available for sale,
     net of taxes of $144                     -           -            -           -             280             280
   Realized gains on securities,
     net of taxes of $(90)                    -           -            -           -            (175)           (175)
                                                                                                        ------------
   Total comprehensive income                                                                                  6,263

   Dividends declared on preferred
    shares ($1.08 per share)                  -           -            -        (453)              -            (453)
   Shares sold                            7,838           -            -           -               -           7,838
   Shares issued to acquire
     TrustCo Holdings, Inc.                   -         237        1,249           -               -           1,486
   Stock options exercised                    -         117          215           -               -             332
   Shares redeemed                            -          (2)          (8)          -               -             (10)
   Fractional shares purchased                -          (1)          (2)          -               -              (3)
                                      ---------  ----------     --------    --------   -------------    ------------
Balance, December 31, 2002            $  10,062  $   12,802     $ 20,038    $  9,397   $         169    $     52,468
                                      =========  ==========     ========    ========   =============    ============

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001, and 2000 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                            2002             2001              2000
                                                                      ----------------  ---------------  ----------------
Cash flows from operating activities
   Net income                                                         $          6,158  $         2,510  $          1,056
   Adjustments to reconcile net income
     to net cash provided by operations:
       Depreciation and amortization                                             1,619              502               298
       Provision for loan losses                                                 5,300            3,347             1,905
       Deferred income taxes                                                      (965)          (1,052)             (536)
       Net realized gains on securities                                           (265)            (121)                -
       Accretion of discount on securities, net of
        amortization of premiums                                                    25                5               (33)
   Changes in assets and liabilities:
     Accrued income                                                               (707)            (820)           (1,184)
     Loans held for sale                                                       (19,632)         (12,760)              412
     Other assets                                                               (4,290)            (283)              (18)
     Accrued interest payable                                                     (991)           1,623             2,014
     Other liabilities                                                            (108)            (717)              587
                                                                      ----------------  ---------------  ----------------
           Net cash provided by operating activities                           (13,856)          (7,766)            4,501
                                                                      ----------------  ---------------  ----------------

Cash flows from investing activities
   Net (increase) decrease in federal funds sold                                     -            9,220            (7,650)
   Net (increase)decrease in interest-bearing deposits with banks              (15,868)           3,143             7,593
   Purchases of investment securities                                          (79,740)         (48,054)          (24,435)
   Sales of investment securities                                               36,023           34,311                 -
   Maturities of investment securities                                          11,824           12,713             7,624
   Net increase in loans                                                      (202,582)        (195,630)         (111,192)
   Purchases of property and equipment                                          (3,039)          (1,372)             (984)
   Acquisition of First Western Bank                                                 -            2,931                 -
   Acquisition of PremierMortgage Associates, Inc.                                   -                4                 -
   Acquisition of TrustCo Holding, Inc.                                          1,460                -                 -
   Investment in BOLI                                                           (8,000)          (4,900)                -
                                                                      ----------------  ---------------  ----------------
           Net cash used in investing activities                              (259,922)        (187,634)         (129,044)
                                                                      ----------------  ---------------  ----------------

Cash flows from financing activities
   Net increase in noninterest-bearing deposits                                 23,419           14,455             8,749
   Net increase in interest-bearing deposits                                   186,343          148,302           110,703
   Net increase in federal funds purchased and
     securities sold under agreements to repurchase                              8,964            1,181             1,878
   Net (decrease) increase in notes payable                                     (6,500)           6,500                 -
   Net increase in FHLB advances                                                33,827           25,000                 -
   Net increase in junior subordinated debentures                               20,000                -                 -
   Repayment of obligations under capital lease                                    (27)             (24)              (21)
   Proceeds from the issuance of common stock, net                                 319               90             6,734
   Proceeds from the issuance of preferred stock                                 7,838            2,224                 -
   Dividends paid                                                                 (302)               -                 -
                                                                      ----------------  ---------------  ----------------
           Net cash provided by financing activities                           273,881          197,728           128,043
                                                                      ----------------  ---------------  ----------------
           Net increase in cash and cash equivalents                               103            2,328             3,500

Cash and due from banks, beginning                                              10,126            7,798             4,298
                                                                      ----------------  ---------------  ----------------
Cash and due from banks, ending                                       $         10,229  $        10,126  $          7,798
                                                                      ================  ===============  ================
Supplemental disclosures of cash flow information
   Interest paid                                                      $         19,934  $        14,998  $          7,003
                                                                      ================  ===============  ================
   Income taxes paid                                                  $          5,842  $         2,612  $            621
                                                                      ================  ===============  ================

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2002, 2001, and 2000 (Dollars in thousands)
--------------------------------------------------------------------------------

Schedule of non-cash investing and financing transactions:

                                                                      2002             2001              2000
                                                                ----------------  ---------------  ----------------
Acquisition of TrustCo Holdings, Inc.
   Assets acquired:
     Property and equipment, net                                $             96  $             -  $              -
     Other assets                                                             19                -                 -
     Goodwill                                                              1,755                -                 -
                                                                ----------------  ---------------  ----------------
                                                                           1,870                -                 -
                                                                ----------------  ---------------  ----------------

Liabilities assumed
   Borrowings                                                              1,497                -                 -
   Other liabilities                                                         347                -                 -
                                                                ----------------  ---------------  ----------------
                                                                           1,844                -                 -
                                                                ----------------  ---------------  ----------------
Net non-cash assets acquired                                    $             26  $             -  $              -
                                                                ================  ===============  ================

Payment for net assets acquired
   Cash paid at closing                                         $            200  $             -  $              -
   Less cash acquired at closing                                          (1,660)               -                 -
                                                                ----------------  ---------------  ----------------
                                                                          (1,460)               -                 -
   Notes issued to stockholders of acquired corporation                        -                -                 -
   Stock issued to stockholders of acquired corporation                    1,486                -                 -
                                                                ----------------  ---------------  ----------------
                                                                $             26  $             -  $              -
                                                                ================  ===============  ================

Acquisition of PremierMortgage Associates, Inc.
   Assets acquired:
     Property and equipment, net                                $              -  $             4  $              -
     Goodwill                                                                  -              292                 -
                                                                ----------------  ---------------  ----------------
                                                                               -              296                 -
                                                                ----------------  ---------------  ----------------

Liabilities assumed
   Other liabilities                                                           -                -                 -
                                                                ----------------  ---------------  ----------------
                                                                               -                -                 -
                                                                ----------------  ---------------  ----------------
Net non-cash assets acquired                                    $              -  $           296  $              -
                                                                ================  ===============  ================

Payment for net assets acquired
   Cash paid at closing                                         $              -  $             -  $              -
   Less cash acquired at closing                                               -                4                 -
                                                                ----------------  ---------------  ----------------
                                                                                               (4)                -
   Notes issued to stockholders of acquired corporation                        -                -                 -
   Stock issued to stockholders of acquired corporation                        -              300                 -
                                                                ----------------  ---------------  ----------------
                                                                $              -  $           296  $              -
                                                                ================  ===============  ================

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Consolidated Statements of Cash Flows, continued
For the years ended December 31, 2002, 2001, and 2000 (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                       2002              2001            2000
                                                                ----------------  ---------------  ----------------
Acquisition of First Western Bank
   Assets acquired:
     Investment securities                                      $              -  $         8,487  $              -
     Loans, net of allowance for
       loan losses $1,230                                                      -           80,521                 -
     Property and equipment, net                                               -            4,007                 -
     Other assets                                                              -            1,218                 -
     Acquired loan write-up                                                    -              935                 -
     Core deposit intangible                                                   -            2,546                 -
                                                                ----------------  ---------------  ----------------
                                                                               -           97,714                 -
                                                                ----------------  ---------------  ----------------

Liabilities assumed
     Deposits                                                                  -           70,902                 -
     Federal funds purchased and
       securities sold under agreements
       to repurchase                                                           -              914                 -
     Borrowings                                                                -           12,750                 -
     Other liabilities                                                         -            2,181                 -
     Acquired deposit valuation                                                -              509                 -
     Debt valuation allowance                                                  -             (367)                -
                                                                ----------------  ---------------  ----------------
                                                                               -           86,889                 -
                                                                ----------------  ---------------  ----------------
Net non-cash assets acquired                                    $              -  $        10,825  $              -
                                                                ================  ===============  ================

Payment for net assets acquired
   Cash paid at closing                                         $              -  $             -  $              -
   Less cash acquired at closing                                               -            2,932                 -
                                                                ----------------  ---------------  ----------------
                                                                               -           (2,932)                -
   Notes issued to stockholders of acquired corporation                        -                -                 -
   Stock issued to stockholders of acquired corporation                        -           13,757                 -
                                                                ----------------  ---------------  ----------------
                                                                $              -  $        10,825  $              -
                                                                ================  ===============  ================

See Notes to Consolidated Financial Statements

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies

Organization

MountainBank Financial Corporation (the Company) was incorporated as a North Carolina corporation on January 10, 2001 to acquire the stock of MountainBank (the Bank). The Bank was acquired by the Company on March 30, 2001.

MountainBank was organized and incorporated under the laws of the State of North Carolina on June 25, 1997 and commenced operations on June 26, 1997. The Bank currently serves nine western North Carolina counties and surrounding areas through seventeen full service banking offices. As a state chartered bank, MountainBank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

MountainBanc Mortgage Corporation was organized and incorporated under the laws of the State of North Carolina on July 19, 2001. MountainBanc Mortgage Corporation operates as a wholly-owned subsidiary of MountainBank and provides mortgage banking services to its customers in North and South Carolina. MountainBanc Mortgage Corporation commenced operations on October 1, 2001.

TrustCo Holding, Inc., parent company of Trust Company of the South and Asset Management of the South, was acquired effective December 31, 2002 and merged into the Company with Trust Company of the South and Asset Management of the South becoming wholly-owned subsidiaries of the Company. Trust Company of the South, a state chartered trust company, provides trust and estate planning services to its customers in South Carolina. Asset Management of the South is a registered investment advisor providing fee only investment services to its customers.

The accounting and reporting policies of the Company and its subsidiaries follow generally accepted accounting principles and general practices within the financial services industry. All data presented in these notes to consolidated financial statements are expressed in thousands, except where specifically identified. Following is a summary of the more significant policies.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Business segments

The Company reports its activities as a single business segment. In determining proper segment definition, the Company considers the materiality of a potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource allocation and performance assessment.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of foreclosed real estate, management obtains independent appraisals for significant properties.

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

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Use of estimates, continued

While management uses available information to recognize loan and foreclosed real estate losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Bank's allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations. Because of these factors, it is possible that the allowance for loan losses and valuation of foreclosed real estate may change materially in the future.

Cash and cash equivalents

For the purpose of presentation in the statements of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks."

Trading securities

The Company does not hold securities for short-term resale and therefore does not maintain a trading securities portfolio.

Securities held to maturity

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates. No securities held by the Company at December 31, 2002 and 2001 were classified as held to maturity.

Securities available for sale

Available for sale securities are reported at fair value and consist of bonds, notes, debentures, and certain equity securities not classified as trading securities or as held to maturity securities.

Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in a separate component of stockholders' equity. Realized gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Declines in the fair value of individual held to maturity and available for sale securities below cost, that are other than temporary, are reflected as write-downs of the individual securities to fair value. Related write-downs are included in earnings as realized losses.

Loans held for sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal amount adjusted for any charge-offs and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Loans receivable, continued

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment to the yield of the related loan. Discounts and premiums on any purchased residential real estate loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Discounts and premiums on any purchased consumer loans are recognized over the expected lives of the loans using methods that approximate the interest method.

Interest is accrued and credited to income based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. When facts and circumstances indicate the borrower has regained the ability to meet required payments, the loan is returned to accrual status. Past due status of loans is determined based on contractual terms.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Property and equipment

Buildings, furniture and equipment, and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed principally by the straight-line method over the following estimated useful lives:

                                                       Years
                                                       -----
            Buildings and improvements                  5-40
            Furniture and equipment                     3-10

For assets recorded under the terms of capital leases, the present value of future minimum lease payments is treated as cost.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Foreclosed properties

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less anticipated cost to sell at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations on foreclosed real estate.

Stock-based compensation

The Company accounts for its stock-based compensation plans using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation (issued in October 1995), but complies with the disclosure requirements set forth in the Statement, which include disclosing pro forma net income as if the fair value based method of accounting had been applied.

Transfers of financial assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Basic earnings per share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock splits and stock dividends.

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

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 1. Organization and Summary of Significant Accounting Policies, continued

Comprehensive income

Annual comprehensive income reflects the change in the Company's equity during the year arising from transactions and events other than investment by and distributions to shareholders. It consists of net income plus certain other changes in assets and liabilities that are reported as separate components of stockholder's equity rather than as income or expense.

Financial instruments

Derivatives that are used as part of the asset/liability management process are linked to specific assets or liabilities and have high correlation between the contract and the underlying item being hedged, both at inception and throughout the hedge period. In addition, forwards and option contracts must reduce an exposure's risk, and for hedges of anticipatory transactions, the significant terms and characteristics of the transaction must be identified and the transactions must be probable of occurring. All derivative financial instruments held or issued by the Company are held or issued for purposes other than trading.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and due from banks: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Interest-bearing deposits with banks: Fair values for time deposits are estimated using a discounted cash flow analyses that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits.

Available for sale and held to maturity securities: Fair values for securities, excluding restricted equity securities, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of restricted equity securities approximate fair values.

Mortgage loans held for sale: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

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

Critical accounting policies

The notes to the Company's audited consolidated financial statements contain a summary of significant accounting policies. Management believes the policies with respect to the methodology for the determination of the allowance for loan losses, and asset impairment judgments, including the recoverability of intangible assets, involve a high degree of complexity. Management must make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with the Audit Committee and Board of Directors.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current year. Net income and stockholders' equity previously reported were not affected by these reclassifications.

Note 2. Business Combinations

On December 31, 2002, the Company acquired TrustCo Holding, Inc. in exchange for 59,261 shares of MountainBank Financial Corporation common stock, valued at $1,486, and $200 in cash for TrustCo Holdings, Inc. outstanding preferred stock. In conjunction with the acquisition, TrustCo Holding, Inc., parent company of Trust Company of the South and Asset Management of the South, was merged into MountainBank Financial Corporation with the two subsidiaries becoming subsidiaries of MountainBank Financial Corporation.

On October 1, 2001, the Company acquired PremierMortgage Associates, Inc. in exchange for 20,000 shares of MountainBank Financial Corporation common stock in a transaction valued at $300. In conjunction with the acquisition, PremierMortgage Associates, Inc. was merged as a subsidiary of MountainBank and was renamed MountainBanc Mortgage Corporation.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 2. Business Combinations, continued

On December 31, 2001, the Company acquired First Western Bank in exchange for 687,841 shares of MountainBank Financial Corporation common stock valued at $13,757. In conjunction with the acquisition, First Western Bank was merged with and into the Company's subsidiary, MountainBank.

The acquisitions were accounted for as purchase transactions, and accordingly, the results of operations attributable to the acquired companies are included in the consolidated financial statements only from the dates of acquisition. The excess of purchase price over fair value of net tangible and identified intangible assets acquired will be evaluated annually for impairment and written down as those values become impaired. Identified intangible assets will be amortized over their expected useful life. The acquisitions are summarized as follows:

                                                           TrustCo            First       PremierMortgage
                                                        Holding, Inc.      Western Bank   Associates, Inc.
                                                        -------------      ------------   ----------------
Purchase price                                            $   1,686        $    13,757        $        300
                                                          ---------        -----------        ------------

Loans, net                                                        -             81,456                   -
Investment securities                                             -              8,487                   -
Identified intangible assets                                      -              2,546                   -
Other assets                                                  1,775              8,157                   8
Deposits                                                          -            (71,411)                  -
Other liabilities                                            (1,844)           (15,478)                  -
                                                          ---------        -----------        ------------
     Net tangible and identified intangible
       assets acquired (at fair market value)                   (69)            13,757                   8
                                                          ---------        -----------        ------------
     Excess of purchase price over net tangible and
       identified intangible assets acquired (at fair
       market value)                                      $   1,755        $         -        $        292
                                                          =========        ===========        ============

Results of operations for the year ending December 31, 2002, as if the combination with TrustCo Holdings, Inc. had occurred on January 1, 2002, are summarized below.

                                              MountainBank
                                                Financial
                                               Corporation         TrustCo                       Pro Forma
                                             & Subsidiaries    Holdings, Inc.    Adjustments     Combined
                                             --------------    --------------    -----------     --------
2002
----

Interest income                               $     46,283       $       -         $     -      $     46,283
Interest expense                                    18,943               -               -            18,943
                                              ------------       ---------         -------      ------------
       Net interest income                          27,340               -               -            27,340

Provision for credit loss                            5,300               -               -             5,300
Other income                                         6,252             689               -             6,941
Other expense                                       18,269           1,072               -            19,341
                                              ------------       ---------         -------      ------------
       Income (loss) before income taxes            10,023            (383)              -             9,640
Income taxes (benefit)                               3,865            (148)              -             3,717
                                              ------------       ---------         -------      ------------
       Net income (loss)                             6,158            (235)              -             5,923
       Preferred stock dividends declared              453               -               -               453
                                              ------------       ---------         -------      ------------
       Net income (loss) available
         to common shareholders               $      5,705       $    (235)        $     -      $      5,470
                                              ============       =========         =======      ============

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 2. Business Combinations, continued

Results of operations for the year ending December 31, 2001, as if the combination with First Western Bank had occurred on January 1, 2001, are summarized below.

                                             MountainBank
                                               Financial       First
                                              Corporation     Western                   Pro Forma
                                            & Subsidiaries     Bank      Adjustments    Combined
                                            --------------   --------   -------------  ----------
2001
----

Interest income                                $  29,906      $  6,237     $   281      $  36,424
Interest expense                                  16,621         2,665           -         19,286
                                               ---------      --------     -------      ---------
    Net interest income                           13,285         3,572         281         17,138

Provision for credit loss                          3,347           905           -          4,252
Other income                                       2,994           771           -          3,765
Other expense                                      9,206         4,303         133         13,642
                                               ---------      --------     -------      ---------
    Income (loss) before income taxes              3,726          (865)        148          3,009

Income taxes (benefit)                             1,216          (294)         58            980
                                               ---------      --------     -------      ---------
    Net income (loss)                          $   2,510      $   (571)    $    90      $   2,029
                                               =========      ========     =======      =========

Note 3. Restrictions on Cash

To comply with banking regulations, the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement was approximately $4,190 and $1,508 for the periods including December 31, 2002 and 2001, respectively.

Note 4. Securities

Debt and equity securities have been classified in the balance sheets according to management's intent. The carrying amounts of securities (all available-for-sale) and their approximate fair values at December 31 follow:

                                                 Amortized    Unrealized   Unrealized      Fair
2002                                               Cost          Gains       Losses        Value
----                                             ---------    ----------   ----------    ---------
   Available for sale

   U.S. Government agency securities             $   3,000    $      16     $      -     $   3,016
   State and municipal securities                        -            -            -             -
   Mortgage-backed securities                       61,397          343           18        61,722
   Equity securities                                 9,078            -           85         8,993
                                                 ---------    ---------     --------     ---------
                                                 $  73,475    $     359     $    103     $  73,731
                                                 =========    =========     ========     =========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 4. Securities, continued

2001

  Available for sale

  U.S. Government agency securities  $   7,177  $      -   $     15  $   7,162
  State and municipal securities         3,721        40          6      3,755
  Mortgage-backed securities            23,632       239        162     23,709
  Equity securities                      8,703         -          -      8,703
                                     ---------  --------   --------  ---------
                                     $  43,233  $    279   $    183  $  43,329
                                     =========  ========   ========  =========

Restricted equity securities consist of investments in stock of the Federal Home Loan Bank of Atlanta ("FHLB") and The Bankers Bank which are upstream correspondents of the Bank. The FHLB requires financial institutions to make equity investments in the FHLB in order to borrow from it. The Bank is required to hold that stock so long as it borrows from the FHLB. The Bank's stock in The Bankers Bank is restricted in the fact that the stock may only be repurchased by that company.

Investment securities with amortized cost of approximately $30,000 and $13,000 at December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Gross realized gains and losses for the years ended December 31 were as follows:

                                                            2002         2001         2000
                                                         ----------   ----------   ----------

Realized gains, available for sale securities            $      314   $      121   $        -
Realized losses, available for sale securities                  (49)           -            -
                                                         ----------   ----------   ----------
                                                         $      265   $      121   $        -
                                                         ==========   ==========   ==========

The scheduled maturities of investment securities (all available for sale) at December 31, 2002 were as follows:

                                                     Amortized         Fair
                                                        Cost           Value
                                                    -----------     -----------

Due in one year or less                             $         -     $         -
Due after one year through five years                    10,903          10,917
Due after five years through ten years                      402             404
Due after ten years                                      53,092          53,417
Equity securities                                         9,078           8,993
                                                    -----------     -----------
                                                    $    73,475     $    73,731
                                                    ===========     ===========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 5. Loans Receivable

The major components of loans, including loans held for sale, in the balance sheets at December 31 were as follows:

                                                        2002            2001
                                                    -----------     -----------

Commercial                                          $    93,360     $    81,388
Real estate:
   Construction and land development                    119,944          89,587
   Residential, 1-4 families                            158,945          99,227
   Residential, 5 or more families                       11,009           4,326
   Farmland                                               1,846           1,959
   Nonfarm, nonresidential                              290,811         177,319
Agricultural                                                110             403
Consumer                                                 25,371          32,468
Other                                                     9,988           5,607
                                                    -----------     -----------
                                                        711,384         492,284

Unearned loan origination fees, net of costs               (903)         (1,299)
                                                    -----------     -----------
                                                        710,481         490,985

Allowance for loan losses                               (11,192)         (7,113)
                                                    -----------     -----------
                                                    $   699,289     $   483,872
                                                    ===========     ===========

Note 6. Allowance for Loan Losses

An analysis of the changes in the allowance for loan losses is as follows:

                                         2002            2001           2000
                                      ----------      ----------     ----------

Balance, beginning                    $    7,113      $    3,007     $    1,247

Provision charged to expense               5,300           3,347          1,905
Recoveries of amounts charged off            228              15              5
Amounts charged off                       (1,449)           (486)          (150)
Allowance of acquired bank at date
 of acquisition                                -           1,230              -
                                      ----------      ----------     ----------
Balance, ending                       $   11,192      $    7,113     $    3,007
                                      ==========      ==========     ==========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 6. Allowance for Loan Losses, continued

The following is a summary of information pertaining to impaired loans at December 31:

                                                        2002            2001
                                                     ----------      ----------

Impaired loans without a valuation allowance         $        -      $        -
Impaired loans with a valuation allowance                 1,563           1,712
                                                     ----------      ----------
         Total impaired loans                        $    1,563      $    1,712
                                                     ==========      ==========

Valuation allowance related to impaired loans        $      551      $      806
                                                     ==========      ==========

Nonaccrual loans and loans past due more than 90 days at December 31, 2002 were approximately $2,900 and $18, respectfully. The average annual recorded investment in impaired loans and interest recognized on impaired loans is summarized below:

                                                                   2002          2001          2000
                                                                ----------    ----------    ----------
Average investment in impaired loans                            $    1,569    $      532    $       21
                                                                ==========    ==========    ==========
Interest income recognized for the year                         $      126    $      121    $        1
                                                                ==========    ==========    ==========
Interest income recognized on a cash basis for the year         $      126    $      121    $        1
                                                                ==========    ==========    ==========

The Company is not committed to lend additional funds to debtors whose loans have been modified.

Note 7. Property and Equipment

Components of property and equipment

Components of property and equipment and total accumulated depreciation at December 31 are as follows:

                                                          2002          2001
                                                       ----------    ----------

Land, buildings and improvements                       $    5,112    $    5,071
Furniture and equipment                                     6,374         3,286
                                                       ----------    ----------
       Property and equipment, total                       11,486         8,357

Less accumulated depreciation                               2,435         1,153
                                                       ----------    ----------
       Property and equipment, net of depreciation     $    9,051    $    7,204
                                                       ==========    ==========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 7. Property and Equipment, continued

Capital lease

The Bank leases its original banking office under the provisions of an agreement with the Chairman of the Company's Board of Directors which is accounted for as a capital lease. Minimum lease payments relating to the building have been capitalized as its cost. The lease calls for monthly payments of $7 per month for the first five years of the term with five-year segment adjustments based on changes in the CPI, and expires June 30, 2017. The lease also provides the Bank an option for two consecutive five-year renewal periods at the expiration of the original 20 year term. The banking office under capital lease at December 31, 2002 has a cost of $837, accumulated amortization of $231 and a net book value of $606. Amortization relating to the leased property is included in depreciation expense.

The future minimum lease payments under capital leases and the net present value of the future minimum lease payments at December 31 are as follows:

                                                          2002          2001
                                                       ----------    ----------

Total minimum lease payments                           $    1,317    $    1,246
Amount representing interest                                 (599)         (510)
                                                       ----------    ----------
Obligation under capital lease                         $      718    $      736
                                                       ==========    ==========

Operating leases

The Bank leases fourteen branch facilities under agreements accounted for as operating leases. These leases will expire between March 2003 and August 2008.

The Bank also leases a branch and its operations center under agreements accounted for as operating leases with the Chairman of the Company's Board of Directors. These leases will expire December 31, 2003 and April 30, 2011, respectively. The monthly lease payments are $5 and $3.

Rental expense under operating leases was $499, $307 and $168 for 2002, 2001 and 2000, respectively. Future minimum commitments under noncancellable leases are as follows:

                                                           Operating    Capital
                                                             Leases     Leases
                                                           ---------  ---------

                                    2003                   $     604  $      99
                                    2004                         516         90
                                    2005                         510         90
                                    2006                         413         90
                                    2007                         226         90
                                 Thereafter                      243        858
                                                           ---------  ---------
                                                           $   2,512  $   1,317
                                                           =========  =========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 8. Deposits

The aggregate amount of time deposits in denominations of $100 or more at December 31, 2002 and 2001 was $180,216 and $120,512, respectively.

At December 31, 2002, the scheduled maturities of time deposits are as follows:

                                          2003              $   416,288
                                    2004 through 2005            12,372
                                    2006 through 2008             1,782
                                                            -----------
                                                            $   430,442
                                                            ===========

Note 9. Short-term Debt

Short-term debt consists of overnight borrowings from the Federal Home Loan Bank, fed funds purchased, and securities sold under agreements to repurchase, which generally mature within one to four days from the transaction date. Additional information is summarized below:

                                                            2002        2001
                                                         ----------  ----------

Outstanding balance at December 31                       $   39,204  $    6,490
                                                         ==========  ==========
Year-end weighted average rate                                 1.24%       1.93%
                                                         ==========  ==========
Daily average outstanding during the period              $    9,765  $    5,374
                                                         ==========  ==========
Average rate for the period                                    1.49%       3.65%
                                                         ==========  ==========
Maximum outstanding at any month-end during the period   $   39,204  $   10,840
                                                         ==========  ==========

The Company has established various credit facilities to provide additional liquidity if and as needed. These consist of unsecured lines of credit in the aggregate amount of $18,500 and secured lines of credit of approximately $62,500.

Note 10. Long-term Debt

Components of long-term debt at December 31 are as follows:

                                                         2002           2001
                                                      ----------     ----------

Federal Home Loan Bank advances                       $   46,500     $   36,500
Other borrowings                                               -          6,500
Debt valuation allowance resulting from merger              (290)          (367)
                                                      ----------     ----------
                                                      $   46,210     $   42,633
                                                      ==========     ==========

The advances from the Federal Home Loan Bank of Atlanta consist of three separate notes of $11,500, $25,000 and $10,000 that bear interest at fixed rates of 4.25%, 4.53% and 1.15%, respectively. The notes mature October 3, 2011, April 18, 2011 and December 24, 2007, respectively. These notes are collateralized by commercial real estate and 1-4 family mortgage loans in the amount of $331,017.

Note 11. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

MountainBank Capital Trust I, a statutory business trust (the "Trust"), was created by the Company on June 28, 2002, at which time the Trust issued $20,000 in aggregate liquidation amount of $1 par value preferred capital trust securities which mature June 30, 2032. Distributions are payable on the securities at a floating rate equal to the 3-month London Interbank Offered Rate ("LIBOR") plus 3.65%, capped at 12%, and the securities may be prepaid at par by the Trust at any time after June 30, 2007. The principal assets of the Trust are $20.6 million of the Company's junior subordinated debentures which mature on June 30, 2032, and bear interest at a floating rate equal to the 3-month LIBOR plus 3.65%, capped at 12%, and which are callable by the Company after June 30, 2007. All $619 thousand in aggregate liquidation of the Trust's common securities are held by the Company.

The Trust's preferred securities and common securities may be included in the Company's Tier I capital for regulatory capital adequacy purposes to the extent that they do not exceed 33.3% of the Company's total Tier I capital excluding these securities. Amounts in excess of this ratio will not be considered Tier I capital but may be included in the calculation of the Company's total risk-based capital ratio. The Company's obligations with respect to the issuance of the Trust's preferred securities and common securities constitute a full and unconditional guarantee by the Company of the Trust's obligations with respect to the preferred securities and common securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer interest payments on its junior subordinated debentures, which would result in a deferral of distribution payments on the Trust's preferred trust securities and common securities.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 12. Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                    December 31, 2002           December 31, 2001
                                                 ------------------------    ------------------------
                                                  Carrying        Fair        Carrying        Fair
                                                   Amount         Value        Amount         Value
                                                 ----------    ----------    ----------    ----------
Financial assets
   Cash and cash equivalents                     $   10,229    $   10,229    $   10,126    $   10,126
   Interest-bearing deposits                         16,393        16,393           525           525
   Securities, available-for-sale                    73,731        73,731        43,329        43,329
   Restricted equity securities                       3,746         3,746         2,058         2,058
   Loans, net of allowance for loan losses          699,289       708,692       483,872       492,331

Financial liabilities
   Deposits                                         677,269       680,285       467,507       464,777
   Short-term debt                                   39,204        39,204         6,490         6,490
   Long-term debt                                    46,928        47,657        43,369        45,868
   Junior subordinated debentures                    20,000        20,000             -             -

Off-balance-sheets assets (liabilities)
   Commitments to extend credit and
     standby letters of credit                            -             -             -             -

Note 13. Earnings per Share

The following table details the computation of basic and diluted earnings per share:

                                                             2002             2001            2000
                                                         ------------     -----------     -----------
Net income available to common stockholders              $      5,705     $     2,510     $     1,056
                                                         ============     ===========     ===========
Net income                                               $      6,158     $     2,510     $     1,056
                                                         ============     ===========     ===========

Weighted average common shares outstanding                  3,128,805       2,256,780       2,041,711
Effect of dilutive securities, options                        760,158         216,560         195,434
                                                         ------------     -----------     -----------
Weighted average common shares outstanding, diluted         3,888,963       2,473,340       2,237,145
                                                         ============     ===========     ===========

Basic earnings per share                                 $       1.82     $      1.11     $       .52
                                                         ============     ===========     ===========
Diluted earnings per share                               $       1.58     $      1.01     $       .48
                                                         ============     ===========     ===========

Note 14. Stock Options

The Company maintains a qualified incentive stock option plan which reserves up to 224,502 common shares for the benefit of certain of the Company's employees. Options granted under this plan are exercisable at no less than fair market value of the Company's common stock at the date of grant, vest according to the terms of each particular grant and expire in no more than ten years.

The Company also maintains a non-qualified stock option plan which reserves up to 224,502 common shares for purchase by directors. Options granted under this plan are exercisable at no less than fair market value of the Company's common stock at the date of grant, vest according to the terms of each particular grant and expire in no more than ten years.

Options have been adjusted to reflect stock splits and dividends.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 14. Stock Options, continued

Activity under Company plans during the periods ended December 31 is summarized below:

                                                   Qualified Plan              Non-Qualified Plan
                                             --------------------------    --------------------------
                                              Available                     Available
                                              For Grant       Granted       For Grant       Granted
                                             -----------    -----------    -----------    -----------
Balance, December 31, 1999                             -         85,651              -         73,693

   Amendment to plan                              63,268              -         63,268              -
   Granted                                       (51,864)        51,864        (63,268)        63,268
   Exercised                                           -         (2,201)             -              -
   Forfeited                                       4,260         (4,260)             -              -
   Stock split                                     3,916         32,764              -         34,240
                                             -----------    -----------    -----------    -----------
Balance, December 31, 2000                        19,580        163,818              -        171,201

   Options converted at acquisition                    -         47,333              -         68,750
   Granted                                             -              -              -              -
   Exercised                                           -         (1,967)             -        (12,170)
   Forfeited                                       4,595         (4,595)             -              -
   Stock split                                     4,835         40,918              -         45,560
                                             -----------    -----------    -----------    -----------
Balance, December 31, 2001                        29,010        245,507              -        273,341

   Granted                                       (10,000)        10,000              -              -
   Exercised                                           -        (18,711)             -        (10,460)
   Forfeited                                      25,179        (25,179)         8,320         (8,320)
                                             -----------    -----------    -----------    -----------
Balance, December 31, 2002                        44,189        211,617          8,320        254,561
                                             ===========    ===========    ===========    ===========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 14. Stock Options, continued

Additional information related to options is detailed below:

                                                                    2002           2001          2000
                                                                ------------    ----------    ----------
Outstanding options:
   Weighted average exercise price, beginning of the year       $      11.17    $     8.78    $     6.49
   Weighted average exercise price, end of the year             $      11.28    $    11.17    $     8.78
   Range of exercise prices:
     From                                                       $       5.09    $     5.09    $     5.09
     To                                                         $      25.00    $    18.33    $    13.33
   Weighted averaged remaining contractual life in months                               75           100

Exercisable options outstanding at December 31:
   Number                                                            367,470       349,687       213,964
   Weighted average exercise price                              $      10.69    $    10.18    $     5.97

Weighted average exercise price of options:
   Granted during the year                                      $      25.00    $        -    $    13.33
   Exercised during the year                                    $      11.37    $     5.28    $     5.93
   Forfeited during the year                                    $      15.53    $    12.30    $     8.98
   Expired during the year                                      $          -    $        -    $        -

Grant-date fair value:
   Options granted during the year                              $         78    $        -    $      919

Significant assumptions used in determining
   fair value of options granted:
   Risk-free interest rate                                              3.75%            -          5.25%
   Expected life in years                                                 10             -            10
   Expected dividends                                                      -             -             -
   Expected volatility                                                  0.16%            -          0.85%

Results of operations:
   Compensation cost recognized in income for all
     stock-based compensation awards                            $          -    $        -    $        -
                                                                ============    ==========    ==========
   Pro forma net income, based on SFAS No. 123                  $      5,654    $    2,510    $      450
                                                                ============    ==========    ==========
   Pro forma basic earnings per common share,
     based on SFAS No. 123                                      $       1.81    $     1.11    $     0.22
                                                                ============    ==========    ==========
   Pro forma diluted earnings per common share,
     based on SFAS No. 123                                      $       1.45    $     1.01    $     0.20
                                                                ============    ==========    ==========

Note 15. Benefit Plans

Defined contribution plans

The Company maintains a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees at least 21 years of age who have completed three months of service. Participants may contribute a percentage of compensation, subject to a maximum allowed under the Code. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Company contribution was approximately $74, $33, and $25 for 2002, 2001 and 2000, respectively.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 15. Benefit Plans, continued

Cafeteria plan

The Company adopted a cafeteria plan which provides its employees with a choice between compensation and certain qualified benefit plans including medical reimbursement, group accident and health insurance, dependent care assistance, and group term life insurance. The Company's only expense relating to this plan relates to administration costs.

Note 16. Income Taxes

Current and deferred income tax components

The components of income tax expense are as follows:

                                                              2002         2001       2000
                                                          -----------  -----------  ---------
Current                                                   $     4,830  $     2,268  $   1,119
Deferred                                                         (965)      (1,052)      (490)
Deferred tax asset valuation allowance change                       -            -        (46)
                                                          -----------  -----------  ---------
                                                          $     3,865  $     1,216  $     583
                                                          ===========  ===========  =========

Rate reconciliation

A reconciliation of income tax expense computed at the statutory federal income tax rate to income tax expense included in the statements of income follows:

                                                              2002        2001        2000
                                                          -----------  -----------  ---------
Tax at statutory federal rate                             $     3,408  $     1,267  $     557
State income tax, net of federal benefit                          498          196         81
Tax exempt income                                                (192)        (138)        (6)
Other                                                             151         (109)        (3)
Deferred tax asset valuation allowance change                       -            -        (46)
                                                          -----------  -----------  ---------
                                                          $     3,865  $     1,216  $     583
                                                          ===========  ===========  =========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 16. Income Taxes, continued

Deferred income tax analysis

The significant components of net deferred tax assets are summarized as follows:

                                                                       2002      2001
                                                                   ----------  ---------
Deferred tax assets
   Allowance for loan losses                                       $    4,071  $   2,476
   Pre-opening expenses                                                     -         32
   Net operating losses of acquired company                                 -        260
   Accrued expenses                                                       118         26
   Other                                                                    -          8
                                                                   ----------  ---------
       Deferred tax asset                                               4,189      2,802
                                                                   ----------  ---------

Deferred tax liabilities
   Net unrealized appreciation on securities
     available for sale                                                   (87)       (33)
   Other securities basis adjustment                                     (330)      (414)
   Purchase accounting adjustments                                       (406)      (336)
   First Home Loan Bank stock dividends                                   (50)       (51)
   Depreciation                                                          (546)       (80)
   Accretion of bond discount                                               -        (33)
   Other                                                                   (4)         -
                                                                   ----------  ---------
       Deferred tax liabilities                                        (1,423)      (947)
                                                                   ----------  ---------
       Net deferred tax asset                                      $    2,766  $   1,855
                                                                   ==========  =========

Note 17. Commitments and Contingencies

Litigation

In the normal course of business the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the financial statements.

Financial instruments with off-balance-sheet risk

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as for on-balance-sheet instruments. A summary of commitments (approximately) at December 31 is as follows:

                                                                      2002        2001
                                                                   ----------  ---------
Commitments to extend credit                                       $   96,723  $  74,678
Standby letters of credit                                                 590      5,294
                                                                   ----------  ---------
                                                                   $   97,313  $  79,972
                                                                   ==========  =========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 17. Commitments and Contingencies, continued

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

Concentrations of credit risk

     Substantially all of the Company's loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company's market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in the Loans Receivable note. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The Company generally does not extend credit to any single borrower or group of related borrowers in excess of approximately $4,500. Although the Company has a reasonably diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in and around its market area. A significant amount of the real estate loans set forth in the Loans Receivable note are secured by commercial real estate. In addition, the Bank has a loan concentration relating to customers who are in the business of land development and loans secured by commercial real estate. Total loans to this industrial group amounted to approximately $374,500 at December 31, 2002 and $242,500 at December 31, 2001.

The Company from time to time has cash and cash equivalents on deposit with financial institutions which exceed federally-insured limits.

Other commitments

The Company has entered into employment agreements with certain of its key officers covering duties, salary, benefits, provisions for termination and Company obligations in the event of merger or acquisition.

Note 18. Regulatory Restrictions

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

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 18. Regulatory Restrictions, continued

Intercompany transactions

The Bank's legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $6,500 at December 31, 2002. No 23A transactions were deemed to exist between the Company and the Bank at December 31, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, as all those terms are defined in the regulations. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the Bank met the criteria to be considered well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 18. Regulatory Restrictions, continued

Capital requirements, continued

The Company and Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                    Minimum
                                                                         Minimum                  To Be Well
                                                                        Required               Capitalized Under
                                                                       For Capital             Prompt Corrective
                                               Actual               Adequacy Purposes          Action Provisions
                                        ----------------------     ---------------------     ---------------------
                                         Amount         Ratio       Amount        Ratio       Amount        Ratio
                                        ---------     --------     ---------    --------     ---------     -------
December 31, 2002
   Total Capital
     (to Risk-Weighted Assets)
       Consolidated                   $  76,864         10.84%     $   56,737      8.00%           n/a        n/a
       MountainBank                   $  70,986         10.01%     $   56,725      8.00%     $  70,906     10.00%
   Tier I Capital
     (to Risk-Weighted Assets)
       Consolidated                   $  63,960          9.02%     $   28,369      4.00%           n/a        n/a
       MountainBank                   $  62,094          8.76%     $   28,363      4.00%     $  42,544      6.00%
   Tier I Capital
     (to Average Assets)
       Consolidated                   $  63,960          8.09%     $   31,608      4.00%           n/a        n/a
       MountainBank                   $  62,094          7.85%     $   31,644      4.00%     $  39,555      5.00%

December 31, 2001
   Total Capital
     (to Risk-Weighted Assets)
       Consolidated                   $  40,570          8.01%     $   40,542      8.00%           n/a        n/a
       MountainBank                   $  44,842          8.87%     $   40,443      8.00%     $  50,554     10.00%
   Tier I Capital
     (to Risk-Weighted Assets)
       Consolidated                   $  34,230          6.75%     $   20,271      4.00%           n/a        n/a
       MountainBank                   $  38,507          7.62%     $   20,222      4.00%     $  30,332      6.00%
   Tier I Capital
     (to Average Assets)
       Consolidated                   $  34,230          7.49%     $   18,269      4.00%           n/a        n/a
       MountainBank                   $  38,507          8.43%     $   18,269      4.00%     $  22,836      5.00%

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 19. Transactions with Related Parties

Loans

The Company has entered into transactions with its directors, significant shareholders and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

Aggregate loan transactions with related parties were as follows:

                                                            2002        2001
                                                         ----------  ---------

Balance, beginning                                       $    7,484  $   3,339

New loans                                                    21,580      6,386
Repayments                                                   (9,881)    (4,884)
Relationship changes                                         (1,600)     2,643
                                                         ----------  ---------
Balance, ending                                          $   17,583  $   7,484
                                                         ==========  =========

At December 31, 2002, the ending balance included $8,500 to an individual director and the director's related interests.

Building lease

The Company has entered into certain lease agreements with the Chairman of the Company's Board of Directors for the rental of bank buildings and office space for bank operations. (See also the Property and Equipment note).

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 20. Parent Company Financial Information

                                 Balance Sheets
                           December 31, 2002 and 2001

                                                                     2002              2001
                                                                ---------------  ----------------
Assets
   Cash due from banks                                          $           546  $          2,231
   Investment in affiliates                                              70,712            41,292
   Other assets                                                           1,561               164
                                                                ---------------  ----------------
       Total assets                                             $        72,819  $         43,687
                                                                ===============  ================

Liabilities
   Junior subordinated debentures                               $        20,000  $              -
   Long-term debt                                                             -             6,500
   Interest payable                                                           -                69
   Other liabilities                                                        351               103
                                                                ---------------  ----------------
       Total liabilities                                                 20,351             6,672
                                                                ---------------  ----------------

Stockholders' equity
   Preferred stock                                                       10,062             2,224
   Common stock                                                          12,802            12,451
   Surplus                                                               20,038            18,584
   Retained earnings                                                      9,397             3,692
   Accumulated other comprehensive income                                   169                64
                                                                ---------------  ----------------
       Total stockholders' equity                                        52,468            37,015
                                                                ---------------  ----------------
       Total liabilities and stockholders' equity               $        72,819  $         43,687
                                                                ===============  ================

                              Statements of Income
                 For the years ended December 31, 2002 and 2001

                                                                     2002              2001
                                                                ---------------  ----------------
Income
   Dividends from affiliate bank                                $           350  $              -
   Other income                                                               4                 -
                                                                ---------------  ----------------
                                                                            354                 -
                                                                ---------------  ----------------
Expenses
   Professional fees                                                        303               113
   Interest                                                                 802               223
   Other expenses                                                           146               156
                                                                ---------------  ----------------
       Total expenses                                                     1,251               492
                                                                ---------------  ----------------
       Loss before tax benefit and equity in
         undistributed income of affiliate                                 (897)             (492)

Income tax benefit                                                         (416)             (161)
                                                                ---------------  ----------------
       Loss before equity in
         undistributed income of affiliate                                 (481)             (331)

Equity in undistributed income of affiliate                               6,639             2,841
                                                                ---------------  ----------------
       Net income                                               $         6,158  $          2,510
                                                                ===============  ================

MountainBank Financial Corporation
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

Note 20. Parent Company Financial Information, continued

                            Statements of Cash Flows
                 For the years ended December 31, 2002 and 2001

                                                                    2002          2001
                                                                 ----------    ----------
Cash flows from operating activities
   Net income                                                    $    6,158    $    2,510
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in undistributed income of affiliates                  (6,639)       (2,841)
       Net change in other assets                                    (1,397)         (164)
       Net change in interest payable                                   (69)           69
       Net change in other liabilities                                   96           103
                                                                 ----------    ----------
         Net cash used by operating activities                       (1,851)         (323)
                                                                 ----------    ----------

Cash flows from investing activities
   Investment in affiliate                                          (21,189)       (6,249)
                                                                 ----------    ----------
         Net cash used by investing activities                      (21,189)       (6,249)
                                                                 ----------    ----------

Cash flows from financing activities
   Net change in long-term debt                                      (6,500)        6,500
   Junior subordinated debentures                                    20,000             -
   Preferred stock issued                                             7,838         2,224
   Common stock issued                                                  319            79
   Dividends paid                                                      (302)            -
                                                                 ----------    ----------
         Net cash provided by financing activities                   21,355         8,803
                                                                 ----------    ----------
         Net (decrease) increase in cash and cash equivalents        (1,685)        2,231

Cash and due from banks, beginning                                    2,231             -
                                                                 ----------    ----------
Cash and due from banks, ending                                  $      546    $    2,231
                                                                 ==========    ==========

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Note 21. Quarterly Data

                                                                  Years Ended December 31,
                                   --------------------------------------------------------------------------------------
                                                      2002                                        2001
                                   ------------------------------------------- ------------------------------------------
                                    Fourth      Third     Second      First     Fourth      Third     Second      First
                                    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Interest and dividend income       $  13,096  $  11,785  $  10,863  $  10,539  $   7,868  $   8,969  $   7,125  $   5,944
Interest expense                      (5,006)    (5,204)    (4,440)    (4,293)    (4,013)    (4,947)    (4,182)    (3,479)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income                    8,090      6,581      6,423      6,246      3,855      4,022      2,943      2,465

Provision for loan losses             (1,900)    (1,150)      (950)    (1,300)    (1,150)      (705)      (865)      (627)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income, after
   provision for loan losses           6,190      5,431      5,473      4,946      2,705      3,317      2,078      1,838

Noninterest income                     1,815      1,587      1,450      1,400      1,339        784        504        367
Noninterest expenses                  (5,829)    (4,550)    (4,208)    (3,682)    (3,254)    (2,382)    (2,080)    (1,490)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes             2,176      2,468      2,715      2,664        790      1,719        502        715

Provision for income taxes              (751)      (941)    (1,048)    (1,125)      (167)      (629)      (210)      (210)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Net income                          1,425      1,527      1,667      1,539        623      1,090        292        505
   Preferred stock
     dividends declared                 (151)      (151)      (151)         -          -          -          -          -
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Net income available
     to common stockholders        $   1,274  $   1,376  $   1,516  $   1,539  $     623  $   1,090  $     292  $     505
                                   =========  =========  =========  =========  =========  =========  =========  =========

Earnings per common share:
   Basic                           $    0.40  $    0.44  $    0.49  $    0.49  $    0.27  $    0.48  $    0.13  $    0.23
                                   =========  =========  =========  =========  =========  =========  =========  =========
   Diluted                         $    0.35  $    0.39  $    0.43  $    0.41  $    0.24  $    0.45  $    0.12  $    0.20
                                   =========  =========  =========  =========  =========  =========  =========  =========

Note 22.  Subsequent Events

During 2002, the Company entered into an agreement to merge with CNB Holdings, Inc. CNB is headquartered in Pulaski, Virginia, and is the bank holding company for Community National Bank, which operates two banking offices in Pulaski. The transaction is structured whereby CNB will be merged into the Company, Community National Bank will become a wholly-owned subsidiary of the Company, and CNB's shareholders will receive a combination of the Company's common stock and cash (approximately 50% each) valued at approximately $13.50 for each of their shares of CNB common stock, with the actual number of shares of the Company's common stock to be issued for each CNB share to be based on the market value of the Company's common stock immediately prior to completion of the merger. The transaction was approved by CNB's shareholders on March 7, 2003. Consummation of the merger is subject to receipt of required state and federal bank regulatory approvals. Subject to those contingencies, it is expected that the transaction will be completed during the second quarter of 2003.

During 2002, the Company also entered into an agreement to merge with Cardinal Bankshares Corporation. Cardinal is headquartered in Floyd, Virginia, and is the holding company for Bank of Floyd, which operates five banking offices in five southwestern Virginia communities. The Company's shareholders approved the proposed merger at a special meeting held on February 26, 2003. However, at Cardinal's special meeting held on the same date, Cardinal's shareholders failed to approve the transaction. Cardinal terminated the merger agreement on March 5, 2003.

Note 23.  New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, that superseded Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives, and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 by the Company did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future. Under guidance in SFAS 142 management expects to conduct an annual analysis concerning potential impairment of the goodwill existing on the Company's balance sheet. Any goodwill determined to be impaired at that time will be written off at the time of the analysis. The net carrying amount of goodwill at December 31, 2002 on the Company's balance sheet was $1,956. The other intangible assets on the Company's books at that date were core deposit intangible assets associated with the acquisition of First Western Bank. These CDI intangibles amounted to $2,288 at December 31, 2002 and were amortized $258.

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

Item 9.  Changes in and Disagreements with Accountants.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2003 annual meeting of shareholders (under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal 1: Election of Directors" and "Executive Officers").

Item 11. Executive Compensation.

         Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2003 annual meeting of shareholders (under the captions "Director Compensation" and "Executive Compensation").

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Beneficial Ownership of Equity Securities. Information regarding the beneficial ownership of MFC's equity securities is incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2003 annual meeting of shareholders (under the caption "Beneficial Ownership of Securities").

         Securities Authorized for Issuance Under Equity Compensation Plans. The following table contains summary information as of December 31, 2002, regarding all compensation plans and individual compensation arrangements under which shares of MFC's common stock have been authorized for issuance.

                                              EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------------------------------------------
                                                  (a)                   (b)                             (c)
                                           Number of shares                                 Number of shares remaining
                                           to be issued upon      Weighted-average     available for future issuance under
                                              exercise of        exercise price of     equity compensation plans (excluding
  Plan category                           outstanding options   outstanding options       shares reflected in column (a))
  -------------                           -------------------   -------------------    ------------------------------------
Equity compensation plans
  Approved by security holders .........       466,178(1)               $10.69                           402,509(1)

Equity compensation plans not
  Approved by security holders .........            -0-                   N/A                                 -0-
                                          -------------         -------------------             ------------------
          Total ........................       466,178(1)              $10.69                            402,509(1)
                                          =============         ===================             ==================

(1) Includes outstanding options to purchase an aggregate of 113,980 shares at a weighted average exercise price of $17.17 which are held by former employees and directors of First Western Bank. Those options previously had been approved by First Western Bank's shareholders and were converted into options to purchase shares of MFC's common stock when First Western Bank was acquired by MFC on December 31, 2001.

Item 13. Certain Relationships and Related Transactions.

         Incorporated herein by reference from MFC's definitive Proxy Statement to be filed with the Commission in connection with MFC's 2003 annual meeting of shareholders (under the caption "Transactions with Management").

Item 14. Controls and Procedures.

         During the 90-day period prior to the filing date of this report, MFC's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of MFC's disclosure controls and procedures (as defined in Rule 13a-14 of the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that MFC's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in reports that MFC files and submits under the Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in MFC's internal controls or in other factors that could significantly affect internal controls subsequent to the date that the above evaluation was carried out.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit No.                          Description of Exhibit
-----------       ------------------------------------------------------------

   2.1 Agreement and Plan of Reorganization and Merger dated June 20, 2002, as amended, between MFC and CNB Holdings, Inc. (incorporated by reference from Exhibits to Amendment No. 2 to MFC's Registration Statement on Form S-4 filed on January 30, 2003, Reg. No. 333-100491)

   3.1 MFC's Articles of Incorporation, as amended (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   3.2 MFC's By-laws (incorporated by reference from Exhibits to MFC's Current Report on Form 8-K/A dated March 30, 2001)

   4.1 Indenture by and between MFC and Wells Fargo Bank, National Association, as Trustee, effective as of June 27, 2002 (incorporation by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter period ended June 30,
                  2002)

   4.2 Trust Preferred Securities Guarantee Agreement by and between MFC and Wells Fargo Bank, National Association, effective as of June 27, 2002 2002 (incorporation by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

   10.1 Employment Agreement dated June 26, 1997, between MountainBank and J. W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.2 Addendum and Amendment to Employment Contract dated October 1, 1998, between MountainBank and J.W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.3 1997 Employee Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.4 Form of Employee Stock Option Agreement for 1998 and 1999 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.5 Form of Employee Stock Option Agreement for 2000 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.6 1997 Director Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.7 Form of Director Stock Option Agreement (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.8 Lease Agreement pertaining to MFC's Main Office (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.9 Lease Agreements pertaining to MFC's administration/operations facility (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.10 First Western Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.11 First Western Bank 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.12 Option Modification Agreements relating to stock options of William A. Banks (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.13 Option Modification Agreements relating to stock options of Van F. Phillips (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   11 Statement regarding computation of per share earnings (incorporated by reference to Footnote 13 of MFC's Consolidated Financial Statements included in Item 8 of this Report).

   21             List of MFC's subsidiaries

   23 Consent of Larrowe & Company, PLLC, to incorporation of its report on MFC's financial statements

   99 MFC's definitive proxy statement to be distributed in connection with its 2003 annual meeting of shareholders (being filed separately)

                        Schedules. All schedules are omitted as the required information is either inapplicable or is presented in MFC's consolidated financial statements or the Notes thereto which are included in this Report.


                  (b) Reports on Form 8-K. During the last quarter of the period covered by this Report on Form 10-K, no Current Reports on Form 8-K were filed by MFC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, MFC caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MOUNTAINBANK FINANCIAL CORPORATION

Date: March 28, 2003          By: /s/ J. W. Davis
                                  ----------------------------------------------
                                           J. W. Davis
                                           President and Chief Executive Officer

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the MFC and in the capacities and on the dates indicated.

          Signature                                  Title                          Date
------------------------------------        --------------------------          --------------
       /s/ J. W. Davis                      President, Chief Executive          March 28, 2003
------------------------------------        Officer and Director
           J. W. Davis                      (principal executive officer)

       /s/ Gregory L. Gibson                Executive Vice President and        March 28, 2003
------------------------------------        Chief Financial Officer
           Gregory L. Gibson                (principal financial and
                                            accounting officer)

       /s/ Boyd L. Hyder                    Chairman                            March 28, 2003
------------------------------------
           Boyd L. Hyder

       /s/ William A. Banks                 Director                            March 28, 2003
------------------------------------
           William A. Banks

       /s/ William H. Burton III            Director                            March 28, 2003
------------------------------------
           William H. Burton III

       /s/ Kenneth C. Feagin                Director                            March 28, 2003
------------------------------------
           Kenneth C. Feagin

       /s/ Danny L. Ford                    Director                            March 28, 2003
------------------------------------
           Danny L. Ford

       /s/ J. Edward Jones                  Director                            March 28, 2003
------------------------------------
           J. Edward Jones

       /s/ Ronald R. Lamb                     Director                  March 28, 2003
--------------------------------------
           Ronald R. Lamb

       /s/ H. Steve McManus                   Director                  March 28, 2003
--------------------------------------
           H. Steve McManus

       /s/ Van F. Phillips                    Director                  March 28, 2003
--------------------------------------
           Van F. Phillips

       /s/ Catherine H. Schroader             Director                  March 28, 2003
--------------------------------------
           Catherine H. Schroader

       /s/ Maurice A. Scott                   Director                  March 28, 2003
--------------------------------------
           Maurice A. Scott

                                  CERTIFICATION

   I, J. W. Davis, certify that:

1. I have reviewed this annual report on Form 10-K of MountainBank Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                      /s/ J. W. Davis
                                           -------------------------------
                                           J. W. Davis
                                           President and Chief Executive Officer

                                  CERTIFICATION

   I, Gregory L. Gibson, certify that:

1. I have reviewed this annual report on Form 10-K of MountainBank Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosures controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 27, 2003                             /s/ Gregory L. Gibson
                                                  ------------------------------
                                                  Gregory L. Gibson
                                                  Executive Vice President
                                                     and Chief Financial Officer

                                  CERTIFICATION
                      (Pursuant to 18 U.S.C. Section 1350)

         The undersigned hereby certifies that (i) the foregoing Annual Report on Form 10-K filed by MountainBank Financial Corporation (the "Registrant") for the year ended December 31, 2002, fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (ii) the information contained in that Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  March 27, 2003                      /s/ J. W. Davis
                                           -------------------------------------
                                           J. W. Davis
                                           President and Chief Executive Officer


Date:  March 27, 2003                      /s/ Gregory L. Gibson
                                           -------------------------------------
                                           Gregory L. Gibson
                                           Executive Vice President
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                  Description
---------         --------------------------------------------------------------

   2.1 Agreement and Plan of Reorganization and Merger dated June 20, 2002, as amended, between MFC and CNB Holdings, Inc. (incorporated by reference from Exhibits to Amendment No. 2 to MFCs Registration Statement on Form S-4 filed on January 30, 2003, Reg. No. 333-100491)

   3.1 MFC's Articles of Incorporation, as amended (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   3.2 MFC's By-laws (incorporated by reference from Exhibits to MFC's Current Report on Form 8-K/A dated March 30, 2001)

   4.1 Indenture by and between MFC and Wells Fargo Bank, National Association, as Trustee, effective as of June 27, 2002 (incorporated by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

   4.2 Trust Preferred Securities Guarantee Agreement by and between MFC and Wells Fargo Bank, National Association, effective as of June 27, 2002 2002 (incorporated by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

   10.1 Employment Agreement dated June 26, 1997, between MountainBank and J. W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.2 Addendum and Amendment to Employment Contract dated October 1, 1998, between MountainBank and J.W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.3 1997 Employee Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.4 Form of Employee Stock Option Agreement for 1998 and 1999 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.5 Form of Employee Stock Option Agreement for 2000 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.6 1997 Director Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.7 Form of Director Stock Option Agreement (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.8 Lease Agreement pertaining to MFC's Main Office (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.9 Lease Agreements pertaining to MFC's administration/operations facility (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.10 First Western Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.11 First Western Bank 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.12 Option Modification Agreements relating to stock options of William A. Banks (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.13 Option Modification Agreements relating to stock options of Van F. Phillips (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   11 Statement regarding computation of per share earnings (incorporated by reference to Footnote 13 of MFC's Consolidated Financial Statements included in Item 8 of this Report).

   21             List of MFC's subsidiaries

   23 Consent of Larrowe & Company, PLLC, to incorporation of its report on MFC's financial statements

   99 MFC's definitive proxy statement to be distributed in connection with its 2003 annual meeting of shareholders (being filed separately)