Form 10-K/A
period 2002-12-31
MOUNTAINBANK FINANCIAL CORP
filed 2003-04-30
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

                         Commission File No. 000-32547

                       MOUNTAINBANK FINANCIAL CORPORATION
                       (Name of Registrant in its charter)

              North Carolina                                56-2237240
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

              201 Wren Drive
      Hendersonville, North Carolina                          28792
  (Address of principal executive offices)                 (Zip Code)

                                 (828) 693-7376
                 Issuer's telephone number, including area code

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

                                 Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 Yes [ ] No [X]

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends the Registrant's 2002 Annual Report on Form 10-K to delete Items 10, 11, 12 and 13 of the original filing in their entirety and, in their place, to insert new Items 10, 11, 12 and 13 as appear below and to insert Exhibits 10.3 and 10.4.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         Directors. The following table lists information about MFC's current directors.

                           Position with
                              MFC and           First                          Principal occupation
   Name and age            MountainBank      elected (1)                      and business experience
----------------------   -----------------   -----------   ----------------------------------------------------------------
William A. Banks             Director        2002 / 2005   President, BanCo Lumber, Inc. (logging/lumber manufacturing);
       (79)                                                co-owner, Mountain Air Country Club

William H. Burton III        Director        1997 / 2003   President and Chief Executive Officer,
       (48)                                                Cafe Enterprises, Inc. (regional restaurant company)

J. W. Davis (2)          President, Chief    1997 / 2004   MFC's and MountainBank's executive officer
       (56)              Executive Officer
                           and Director

Kenneth C. Feagin            Director        1997 / 2005   President, Ken Feagin Truck & Trailer Sales; Partner,
       (48)                                                Martin-Feagin Ford Lincoln Mercury; formerly, partner and owner,
                                                           Bryan Easler Ford (1980 - 2001) (automobile dealerships)

Danny L. Ford                Director        1999 / 2004   Self-employed cattle rancher; formerly, head football
       (55)                                                coach, University of Arkansas (1993 - 1997) and Clemson
                                                           University (1978 - 1989)

Boyd L. Hyder                Chairman        1997 / 2003   President and owner, B&A Hyder Trucking, Inc. (trucking
       (61)                                                company)

J. Edward Jones              Director        1998 / 2005   President, Sutherland Insurance & Realty Company (general
       (68)                                                insurance and real estate)

Ronald R. Lamb               Director        1997 / 2005   Owner, Lamb Fruit Co., Inc. and Ottanola Farms (apple production
       (67)                                                and sales)

H. Steve McManus             Director        2000 / 2005   President, Beacon Food Services, Inc. (restaurant), McManus
       (61)                                                Development LLC, and Moon McManus Developers LLC
                                                           (residential real estate developers); formerly, Chief
                                                           Executive Officer, Hardee's Food Systems, Inc. (1995 - 1997)

Van F. Phillips              Director        2002 / 2005   Vice President, Great Meadows, Inc. (real estate
       (51)                                                development); general partner, Spruce Pine Shopping Center, Ltd.

Catherine H. Schroader       Director        1997 / 2003   Co-owner and manager, Schroader's Honda, Inc. (motorcycle
       (66)                                                dealership)

Maurice A. Scott             Director        1997 / 2003   Retired; previously, Plant Manager, Monsanto Company (chemical
       (58)                                                manufacturer) (1981 - 1997)

----------
(1) "Year first elected" refers to the year in which each individual first took office as a director of MFC or, if before MFC's incorporation during 2001, as a director of MountainBank. With the exception of Mr. Banks and Mr. Phillips, each person first became a director during January 2001 at the time MFC was incorporated, and each of them previously served, and continues to serve, as a director of MountainBank. Mr. Banks and Mr. Phillips previously served as directors of First Western Bank and were appointed to serve as directors of MFC following and pursuant to the agreement pertaining to MFC's acquisition of the bank.

(2) Mr. Davis' employment agreement with MountainBank provides that he be nominated each year for election as a director.

          Executive Officers. MFC's and MountainBank's current executive officers are listed below.

     J. W. Davis, age 56, serves as MFC's and MountainBank's President and Chief Executive Officer. He was first employed by MountainBank's organizers during 1996 to coordinate and direct its initial organization, and he was elected President when MountainBank began operations during 1997. Previously, Mr. Davis was employed for 15 years with NationsBank (now Bank of America) where he held various positions, the most recent of which was Senior Vice President and Regional Executive for that bank's western South Carolina branches. He has a total of 33 years of banking experience.

     Vincent K. Rees, age 35, has served as MountainBank's Executive Vice President since 1999, and he served as Chief Lending Officer from the time the bank began operations during 1997 until January 2002. He previously was employed for seven years by NationsBank (now Bank of America) where he served as Vice President and in various positions in branch management, credit analysis, and consumer and commercial lending. Mr. Rees has a total of 13 years of banking experience.

     Gregory L. Gibson, age 46, serves as MFC's and MountainBank's Executive Vice President and Chief Financial Officer. He became a full-time employee of MountainBank during 2000, having previously served as its Chief Financial Officer on a part-time basis since 1999. From 1997 until he was employed by MountainBank, Mr. Gibson operated his own public accounting and financial institutions consulting firm (which MountainBank retained to provide it with financial consulting services) and, from 1994 to 1997, was employed as Senior Vice President of Bank of Mecklenburg, Charlotte, North Carolina. Mr. Gibson is a certified public accountant and has 22 years of experience in the banking industry, having served as an executive officer of six community banks and bank holding companies.

          Section 16(a) Beneficial Ownership Reporting Compliance. MFC's directors and executive officers are required by federal law to file reports with the Securities and Exchange Commission regarding the amount of and changes in their beneficial ownership of MFC's equity securities. Based on its review of copies of those reports, MFC's Proxy Statements and Annual Reports on Form 10-K are required to disclose failures to report shares beneficially owned or changes in beneficial ownership, and failures to timely file required reports, during previous years. It has come to MFC's attention that its executive officer, Gregory L. Gibson, overlooked the filing of a report relating to one purchase of shares by a related interest during 2002. That report is in the process of being prepared.

Item 11. Executive Compensation.

Officer Compensation

          Cash Compensation. The following table shows the cash and certain other compensation received or deferred by MFC's and MountainBank's named executive officers for the years indicated.

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation              Long term compensation
                                    ----------------------------------------   ----------------------
          Name and                                           Other annual           Securities             All other
  principal position(s)      Year   Salary (1)    Bonus     compensation (2)   underlying options (3)   compensation (4)
--------------------------   ----   ----------   --------   ----------------   ----------------------   ---------------
J. W. Davis                  2002    $193,550    $204,860         -0-                   -0-                 $24,750
   President and             2001     163,750     135,000         -0-                   -0-                  13,450
   Chief Executive Officer   2000     144,000      75,000         -0-                 15,000                  5,500

Vincent K. Rees              2002     120,000      90,000         -0-                   -0-                   2,321
   Executive Vice            2001      94,479      70,000         -0-                   -0-                   2,716
   President                 2000      78,333      35,000         -0-                  9,000                  1,961

Gregory L. Gibson            2002     115,833     110,000         -0-                   -0-                     -0-
   Executive Vice            2001      90,000      70,000         -0-                   -0-                     -0-
   President and             2000      81,667      27,500         -0-                  9,000                    -0-
   Chief Financial Officer

----------
(1) Includes amounts of salary deferred at each officer's election under MountainBank's Section 401(k) plan.

(2) In addition to compensation paid in cash, MFC's and MountainBank's executive officers receive certain personal benefits. The value of non-cash benefits received by each named officer during 2002 did not exceed 10% of his cash compensation.

(3) As adjusted for stock dividends and splits since the date the options were granted.

(4)  For 2002, consists of, for Mr. Davis, the Bank's $4,750 contribution to the
     Section 401(k) plan for his account and $20,000 in directors' fees, and for Mr. Rees, the Bank's contribution to the Section 401(k) plan for his account.

          Employment Agreements. The executive officers listed in the Summary Compensation Table above are employed by MountainBank pursuant to employment agreements. The agreements call for original terms of three-years but, absent notice of non-renewal from either party, the term of each agreement is extended by one additional year on each anniversary date of that agreement. The agreements provide for annual base salary of not less than $108,000 for Mr. Davis, $70,000 for Mr. Rees, and $90,000 for Mr. Gibson (as those amounts may be increased from time to time), and other benefits. Each officer's agreement may be terminated by MountainBank at any time for "just cause" (as defined in the agreement) but, if the bank terminates an officer's agreement without cause, the bank must continue to pay salary and benefits to the officer for a period of two years in the case of Mr. Davis or one year in the case of Mr. Rees and Mr. Gibson. Following a "change in control" (as defined in the agreements) of MountainBank, if the bank or its successor terminates an officer's agreement without cause within one year, the officer will be entitled to receive salary and benefits (other than under qualified retirement plans) for three full years in the case of Mr. Davis, or two full years in the case of Mr. Rees and Mr. Gibson, following the date of termination, together with reimbursement for the amount of any excise tax liability he incurs as a result of those payments. Also, (1) following a change in control that was not approved by at least two-thirds of the bank's directors who are not affiliates of the acquiring person, an officer may voluntarily terminate his agreement for any reason within one year and be entitled to receive salary and benefits for three full years in the case of Mr. Davis, or two full years in the case of Mr. Rees and Mr. Gibson, as described above, and (2) following a change in control that was approved by at least two-thirds of the bank's directors who are not affiliates of the acquiring person, an officer may voluntarily terminate his agreement and be entitled to continue to receive salary and benefits as described above if, without his consent, he is required to move his residence or principal job location more than 50 miles from Hendersonville, his salary or benefits are reduced, or his responsibilities or authority are reduced below the level associated with his position described in his agreement.

          Supplemental Retirement and Death Benefits. As a supplement to retirement benefits under its Section 401(k) plan, MountainBank has established a supplemental retirement arrangement under which benefits will be paid to the bank's executive officers listed in the Summary Compensation Table above following their retirement or other terminations of their employment. The amounts of each officer's benefits will be based on the difference between (1) increases in the cash values of life insurance policies purchased and owned by MountainBank to fund its obligations to that officer, and (2) the bank's assumed opportunity cost related to premiums paid for those policies. Full, lifetime benefits will be paid to an officer following his retirement from employment with MountainBank on or after age 65. In the case of an officer's retirement or the termination of his employment for any other reason, including his death, before age 65, reduced benefits will be paid. However, if the officer's employment terminates before age 65 as a result of his disability, or due to a change in control of the bank, full benefits will be paid. All benefits are forfeited if an officer's employment is terminated for cause. The amounts of benefits that will be paid to each officer following his retirement or other termination of employment currently are not calculable.

          Employee Stock Options. The following table contains information regarding options to purchase shares of MFC's common stock that were held on December 31, 2002, under MFC's employee stock purchase plan by the executive officers named in the Summary Compensation Table above.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                           Number of securities             Value of unexercised
                                                          underlying unexercised            in-the-money options
                                                     options on December 31, 2002 (2)   on December 31, 2002 (2)(3)
                                                     --------------------------------   ---------------------------
                        Shares acquired     Value
       Name               on exercise     realized      Exercisable   Unexercisable     Exercisable   Unexercisable
---------------------   ---------------   --------      -----------   -------------     -----------   -------------

J. W. Davis .........         (1)            --            49,200         9,000           $979,312       $114,000
Vincent K. Rees .....         (1)            --            25,200         5,400            497,256         68,400
Gregory L. Gibson ...         (1)            --            11,160         9,000            180,166        128,000

----------

(1)  No options were exercised during 2002.
(2) All share and dollar amounts have been adjusted, or calculated based on an exercise price that has been adjusted, for the six-for-five stock split which was effected in the form of a 20% stock dividend on March 11, 2002.
(3) Represents the aggregate market value on December 31, 2002, of shares underlying options held on that date, minus the aggregate exercise or purchase price of those shares.

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

          In addition to his compensation for services as a director, Maurice A Scott has been paid $3,000 per month since July 2002 for consulting services in connection with MFC's acquisition of TrustCo Holding, Inc. and the integration of the business of that company's subsidiaries into MFC.

          Director Retirement and Death Benefits. MountainBank has established an arrangement under which its directors will receive annual retirement benefits of $5,000 for ten years following their retirement after completing ten years of service as directors. Reduced annual benefits are payable to a director whose service terminates for any reason, including disability, before he has completed ten years of service. However, if a director's "early termination" results from his death or occurs for any reason within one year following a change in control of the bank, the director, or his beneficiary in the case of death, would receive full benefits. All benefits are forfeited if a director's service is terminated for cause.

          Director Stock Options. MFC's non-employee directors hold options to purchase the following numbers of shares of MFC's common stock under its director stock option plan: William H. Burton III - 24,424; Kenneth C. Feagin - 24,779; Danny L. Ford - 17,673; Boyd L. Hyder - 3,860; J. Edward Jones - 17,197;
Ronald R. Lamb - 16,827; H. Steve McManus - 15,541; Catherine H. Schroader - 26,769; and Maurice A. Scott - 7,735. Additionally, William A. Banks and Van F. Phillips, who formerly served as directors of First Western Bank and who became MFC's directors in connection with MFC's acquisition of that bank, each holds options to purchase 7,860 shares. Those options originally were granted by First Western Bank under its separate plans and were assumed by MFC and converted into options to purchase MFC common stock in connection with the acquisition.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Beneficial Ownership of Equity Securities. The following table describes the beneficial ownership of MFC's equity securities as of April 29, 2003, by its current directors, nominees for election as directors, and certain of its executive officers, individually, and by all its current directors and executive officers as a group.

                                                             Amount and nature of
                                                         beneficial ownership (1)(2)
                                          --------------------------------------------------------
                Name of                                  Percent of      Series A       Percent of
           beneficial owner               Common Stock    class (3)   Preferred Stock    class (3)
---------------------------------------   ------------   ----------   ---------------   ----------
William A. Banks ......................       13,408        0.42%             -0-            --

William H. Burton III .................       68,372        2.10%          10,500          2.50%

J. W. Davis ...........................       81,600        2.50%             -0-            --

Kenneth C. Feagin .....................       42,900        1.32%             -0-            --

Danny L. Ford .........................       52,598        1.62%           5,000          1.19%

Gregory L. Gibson .....................       15,410        0.48%             -0-            --

Boyd L. Hyder .........................      151,953        4.65%          40,000          9.54%

J. Edward Jones .......................       28,127        0.87%           5,000          1.19%

Ronald R. Lamb ........................       29,116        0.90%             -0-            --

H. Steve McManus ......................      122,551        3.76%          20,000          4.77%

Van F. Phillips .......................       76,476        2.37%           4,000          0.95%

                                                             Amount and nature of
                                                         beneficial ownership (1)(2)
                                          --------------------------------------------------------
                Name of                                  Percent of      Series A       Percent of
           beneficial owner               Common Stock    class (3)   Preferred Stock    class (3)
---------------------------------------   ------------   ----------   ---------------   ----------
Vincent K. Rees .......................       26,280        0.81%             -0-            --

Catherine H. Schroader ................       86,104        2.65%           5,685          1.36%

Maurice A. Scott ......................       65,986        2.03%          20,000          4.77%

All current directors and executive
    officers as a group (14 people) ...      860,881       24.03%         110,185         26.28%

----------
(1) Except as otherwise noted, and to the best of MFC's knowledge, the individuals named and included in the group exercise sole voting and investment power with respect to all listed shares of MFC's Common Stock. The listed shares include the following numbers of shares with respect to which the individuals named and included in the group have shared voting and investment power: Mr. Banks - 2,774; Mr. Burton - 7,566; Mr. Ford - 18,720; Mr. Gibson - 500; Mr. Hyder - 374; Mr. Lamb - 5,070; Mr. McManus - 12,150; Mr. Phillips - 56,925; Mr. Rees - 1,080; Ms. Schroader - 26,952;
     Mr. Scott - 300; and all persons included in the group - 132,411. The listed shares also include the following numbers of shares that could be acquired by the individuals named and included in the group pursuant to currently exercisable stock options and with respect to which shares they may be deemed to have sole investment power only: Mr. Banks - 7,860; Mr. Burton - 21,754; Mr. Davis - 49,200; Mr. Feagin - 22,020; Mr. Ford -
     15,998; Mr. Gibson - 11,160; Mr. Jones - 15,065; Mr. Lamb - 13,955; Mr.
     McManus - 10,361; Mr. Phillips - 7,860; Mr. Rees - 25,200; Ms. Schroader - 24,538; Mr. Scott - 5,182; and all persons included in the group - 230,153. Additionally, the listed shares include the following numbers of shares that could be acquired by the individuals named and included in the group upon the conversion of shares of MFC's Series A Preferred Stock they currently hold and with respect to which shares they may be deemed to have sole investment power only: Mr. Burton - 12,600; Mr. Ford - 6,000; Mr. Hyder - 48,000; Mr. Jones - 6,000; Mr. McManus - 24,000; Mr. Phillips - 4,800; Ms. Schroader - 6,822; Mr. Scott - 24,000; and all persons included in the group - 132,222.
(2) MFC's Series A Preferred Stock is non-voting stock. Except as otherwise noted, and to the best of MFC's knowledge, the individuals named and included in the group exercise sole investment power with respect to all listed shares of Series A Preferred Stock. The listed shares include the following numbers of shares with respect to which the individuals named and included in the group have shared voting and investment power: Mr. Burton - 10,500; Ms. Schroader - 5,685; and all persons included in the group - 16,185.
(3) In the case of MFC's Common Stock, percentages are calculated based on 3,220,882 total outstanding shares plus, in the case of each named individual and the group, the number of additional shares (if any) that could be purchased by that individual or by persons included in the group pursuant to currently exercisable stock options and/or upon the conversion of outstanding shares of MFC's Series A Preferred Stock that they hold. In the case of MFC's Series A Preferred Stock, percentages are calculated based on 419,243 total outstanding shares.

          Securities Authorized for Issuance Under Equity Compensation Plans. The following table contains summary information as of December 31, 2002, regarding all compensation plans and individual compensation arrangements under which shares of MFC's common stock have been authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------
                                             (a)                   (b)                            (c)
                                       Number of shares                               Number of shares remaining
                                      to be issued upon      Weighted-average     available for future issuance under
                                         exercise of        exercise price of    equity compensation plans (excluding
           Plan category             outstanding options   outstanding options      shares reflected in column (a))
----------------------------------   -------------------   -------------------   ------------------------------------
Equity compensation plans
   approved by security holders...        466,178(1)              $10.69                        402,509

Equity compensation plans not
   approved by security holders...            -0-                   N/A                             -0-
                                          -------                 ------                        -------
      Total.......................        466,178(1)              $10.69                        402,509
                                          -------                 ------                        -------

----------
(1) Includes outstanding options to purchase an aggregate of 113,980 shares at a weighted average exercise price of $17.17 which are held by former employees and directors of First Western Bank. Those options previously had been approved by First Western Bank's shareholders and were converted into options to purchase shares of MFC's common stock when First Western Bank was acquired by MFC on December 31, 2001.

Item 12.  Certain Relationships and Related Transactions.

          MountainBank has had, and expects to have in the future, banking transactions in the ordinary course of its business with certain of its and MFC's current directors executive officers, and their associates. All loans included in those transactions were made on substantially the same terms, including interest rates, repayment terms and collateral, as those prevailing at the time the loans were made for comparable transactions with other persons, and those loans do not involve more than the normal risk of collectibility or present other unfavorable features.

          During 1997, and in connection with MountainBank's initial organization, MountainBank's Chairman, Boyd L. Hyder, constructed and leased to MountainBank its main banking and executive offices in Hendersonville, North Carolina. MountainBank's lease agreement calls for an initial term of 20 years (with two five-year renewal options) and current rental payments of $7,519 per month (with rent adjustments each five years based on the consumer price index). Before entering into the lease arrangement, MountainBank's Board of Directors obtained an independent estimate of the rental value of the building and compared the terms of the lease to lease terms on comparable properties. Additionally, during 1998, MountainBank entered into a lease agreement with Mr. Hyder for approximately 2,400 square feet of space in Four Seasons Shopping Center that is used as MountainBank's administration/operations facility. The lease agreement provides for an initial term of five years (with one five-year renewal option) and rental payments of $1,050 per month. During 2000, the space leased from Mr. Hyder was increased to approximately 4,800 square feet and, during 2001, the leased space again was increased to approximately 6,800 square feet. More recently, during 2002 the leased space was expanded again to provide for installation of a call center and meeting facility. The lease agreements for that additional space call for initial terms of ten years (with one five-year renewal option) and aggregate additional rental payments of $5,306 per month. Also during 2001, Mr. Hyder leased a building to MountainBank for use as a new branch office. The terms of that lease call for an initial term of ten years (with three five-year renewal options) and current lease payments of $2,500 per month (with a 15% rent adjustment after the first five years and a renegotiated rental for each renewal period).

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

          During 2003, MountainBank proposes to lease a building in Greer, South Carolina, from H. Steven McManus, a director of MFC, for use as an office facility. While the terms of the proposed lease have not yet been finalized, rental payments under the lease arrangement are expected to be approximately $2,700 per month.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits. The following exhibits are filed herewith or incorporated herein by reference as part of this Report.

Exhibit No.                         Description of Exhibit
-----------   ------------------------------------------------------------------

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

    3.2 MFC's By-laws (incorporated by reference from Exhibits to MFC's Current Report on Form 8-K/A dated March 30, 2001)

    4.1 Indenture by and between MFC and Wells Fargo Bank, National Association, as Trustee, effective as of June 27, 2002 (incorporated by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

    4.2 Trust Preferred Securities Guarantee Agreement by and between MFC and Wells Fargo Bank, National Association, effective as of June 27, 2002 (incorporated by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30,
              2002)

   10.1       Employment Agreement dated June 26, 1997, between MountainBank and
              J. W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.2 Addendum and Amendment to Employment Contract dated October 1, 1998, between MountainBank and J.W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.3 Employment Agreement dated August 2, 1999, between MountainBank and Vincent K. Rees (filed herewith)

   10.4 Employment Agreement dated April 1, 2000, between MountainBank and Gregory L. Gibson (filed herewith)

   10.5 1997 Employee Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.6 Form of Employee Stock Option Agreement for 1998 and 1999 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.7 Form of Employee Stock Option Agreement for 2000 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.8 1997 Director Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.9 Form of Director Stock Option Agreement (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.10 Lease Agreement pertaining to MFC's Main Office (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.11 Lease Agreements pertaining to MFC's administration/operations facility (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

   10.12 First Western Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.13 First Western Bank 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.14 Option Modification Agreements relating to stock options of William A. Banks (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   10.15 Option Modification Agreements relating to stock options of Van F. Phillips (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

   11 Statement regarding computation of per share earnings (incorporated by reference from Footnote 13 of MFC's Consolidated Financial Statements included in Item 8 of this Report).

   21 List of MFC's subsidiaries (incorporated by reference from Exhibits to MFC's 2002 Annual Report on Form 10-K)

   23 Consent of Larrowe & Company, PLLC, to incorporation of its report on MFC's financial statements (incorporated by reference from Exhibits to MFC's 2002 Annual Report on Form 10-K)

               Schedules. All schedules are omitted as the required information is either inapplicable or is presented in MFC's consolidated financial statements or the Notes thereto which are included in this Report.

          (b) Reports on Form 8-K. During the last quarter of the period covered by this Report on Form 10-K, no Current Reports on Form 8-K were filed by MFC.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant caused this Amendment No. 1 on Form 10-K/A to its 2002 Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MOUNTAINBANK FINANCIAL CORPORATION


Date: April 30, 2003            By:    /S/ J. W. Davis
                                   ---------------------------------------------
                                           J. W. Davis
                                           President and Chief Executive Officer

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


Date: April 30, 2003                 /S/ J. W. Davis
                                     -------------------------------------------
                                         J. W. Davis
                                         President and Chief Executive Officer

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


Date: April 30, 2003                 /S/ Gregory L. Gibson
                                     -------------------------------------------
                                         Gregory L. Gibson
                                         Executive Vice President
                                            and Chief Financial Officer

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


Date: April 30, 2003                 /S/ J. W. Davis
                                     -------------------------------------------
                                         J. W. Davis
                                         President and Chief Executive Officer


Date: April 30, 2003                 /S/ Gregory L. Gibson
                                     -------------------------------------
                                         Gregory L. Gibson
                                         Executive Vice President
                                            and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                               Description
-------                              -----------
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

3.2 MFC's By-laws (incorporated by reference from Exhibits to MFC's Current Report on Form 8-K/A dated March 30, 2001)

4.1 Indenture by and between MFC and Wells Fargo Bank, National Association, as Trustee, effective as of June 27, 2002 (incorporated by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

4.2 Trust Preferred Securities Guarantee Agreement by and between MFC and Wells Fargo Bank, National Association, effective as of June 27, 2002 (incorporated by reference from Exhibits to MFCs Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002)

10.1      Employment Agreement dated June 26, 1997, between MountainBank and J.
          W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.2 Addendum and Amendment to Employment Contract dated October 1, 1998, between MountainBank and J.W. Davis (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.3 Employment Agreement dated August 2, 1999, between MountainBank and Vincent K. Rees (filed herewith)

10.4 Employment Agreement dated April 1, 2000, between MountainBank and Gregory L. Gibson (filed herewith)

10.5 1997 Employee Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.6 Form of Employee Stock Option Agreement for 1998 and 1999 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.7 Form of Employee Stock Option Agreement for 2000 grants (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.8 1997 Director Stock Option Plan, as amended (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.9 Form of Director Stock Option Agreement (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.10 Lease Agreement pertaining to MFC's Main Office (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.11 Lease Agreements pertaining to MFC's administration/operations facility (incorporated by reference from Exhibits to MFC's Registration Statement on Form S-4 filed on October 12, 2001, Reg. No. 333-71516)

10.12 First Western Bank 1998 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

10.13 First Western Bank 1999 Nonstatutory Stock Option Plan (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

10.14 Option Modification Agreements relating to stock options of William A. Banks (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

10.15 Option Modification Agreements relating to stock options of Van F. Phillips (incorporated by reference from Exhibits to MFC's 2001 Annual Report on Form 10-KSB)

11 Statement regarding computation of per share earnings (incorporated by reference from Footnote 13 of MFC's Consolidated Financial Statements included in Item 8 of this Report).

21 List of MFC's subsidiaries (incorporated by reference from Exhibits to MFC's 2002 Annual Report on Form 10-K)

23 Consent of Larrowe & Company, PLLC, to incorporation of its report on MFC's financial statements (incorporated by reference from Exhibits to MFC's 2002 Annual Report on Form 10-K)