Form 10-Q
period 2003-03-31
MOUNTAINBANK FINANCIAL CORP
filed 2003-05-15
CIK 1135253

                       SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON DC

                                    Form 10-Q

      (Mark One)
      [X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

                                       Or

      [_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________to



                       MountainBank Financial Corporation
           (Exact name of the registrant as specified in its charter)


           North Carolina                                56-2237240
      (State of Incorporation)              (I.R.S. Employer Identification No.)


                    201 Wren Dr., Hendersonville, N.C. 28792
                    (Address of principal executive offices)


                                 (828) 697-0030
                (Issuer's telephone number, including area code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
Yes  X   No ___
    ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      At May 13, 2003, the Company had 3,220,882 shares outstanding of its $4 par common stock.

                       MountainBank Financial Corporation
                                    Form 10-Q
                                Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

The financial statements of MountainBank Financial Corporation are set forth in the following pages.

 Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 .................................   3

 Consolidated Statement of Operations for the Three Months Ended March 31, 2003 and 2002..............   4

 Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31,
    2001 and 2002 and for the Three Months Ended March 31, 03 ........................................   5


 Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2003 and 2002 .............   6

 Notes to Financial Statements .......................................................................   7

 Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ....  13

 Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ..............................  20

 Item 4.    INTERNAL CONTROLS AND PROCEDURES .........................................................  20

 PART II.   OTHER INFORMATION

 Item 1.    Legal Proceedings ........................................................................  22

 Item 2.    Changes in Securities and Use of Proceeds ................................................  22

 Item 3.    Defaults Upon Senior Securities ..........................................................  22

 Item 4.    Submission of Matters to a Vote of Security Holders ......................................  22

 Item 5.    Other Information ........................................................................  22

 Item 6.    Exhibits and Reports on Form 8-K .........................................................  22

 Signatures ..........................................................................................  24

MountainBank Financial Corporation
Balance Sheets

At March 31, 2003 (Unaudited) and  December 31, 2002 (Audited)

(Dollars in thousands, except share data)                          March 31, 2003        December 31, 2002
                                                                   --------------        -----------------
Assets
Cash and due from banks                                            $       15,798        $          10,229
Interest bearing deposits with banks                                        1,682                   16,393
Federal funds sold                                                         30,196                        -
Investment securities available for sale                                   43,008                   64,738
Equity investment securities available for sale                             9,453                    8,993
Restricted equity securities                                                2,996                    3,746
Loans, net of allowance for loan losses of $10,729 at
    March 31, 2003 and $11,192 at December 31, 2002                       687,476                  666,432
Loans held for sale                                                        19,345                   32,857
Property and equipment, net                                                 9,459                    9,051
Accrued income                                                              3,757                    3,932
Intangible assets, net                                                      4,162                    4,244
Other assets                                                               19,996                   20,525
                                                                   --------------        -----------------
       Total assets                                                $      847,328        $         841,140
                                                                   ==============        =================

Liabilities and Stockholders' Equity

Liabilities
Noninterest-bearing deposits                                       $       61,380        $          64,607
Interest-bearing deposits                                                 635,442                  612,662
                                                                   --------------        -----------------
    Total deposits                                                        696,822                  677,269

Federal funds purchased and securities
    sold under agreements to repurchase                                    12,889                   14,204
Short-term debt                                                                 -                   25,000
Long-term debt                                                             57,480                   46,210
Guaranteed preferred beneficial interests
    in the Company's junior subordinated debentures                        20,000                   20,000
Obligations under capital lease                                               712                      718
Accrued interest payable                                                    3,861                    3,787
Other liabilities                                                           1,641                    1,484
                                                                   --------------        -----------------
       Total liabilities                                                  793,405                  788,672
                                                                   --------------        -----------------

Commitments and contingencies

Stockholders' equity
Preferred stock, Series A, 6%, non-cumulative, non-voting
    no par value; 3,000,000 shares authorized;
    419,243 shares issued and outstanding with liquidation
    preferences of $10,061,832 at March 31, 2003 and
    December 31, 2002                                                      10,062                   10,062
Common stock, $4 par value;  10,000,000 shares authorized;
    3,220,657 and 3,200,364 shares issued and outstanding
    at March 31, 2003 and  December 31, 2002, respectively                 12,883                   12,802
Paid in capital                                                            20,132                   20,038
Retained earnings                                                          10,898                    9,397
Accumulated other comprehensive (loss) income                                 (52)                     169
                                                                   --------------        -----------------
       Total stockholders' equity                                          53,923                   52,468
                                                                   --------------        -----------------
       Total liabilities and stock holders' equity                 $      847,328        $         841,140
                                                                   ==============        =================

                                        3

MountainBank Financial Corporation
Statement of Operations (Unaudited)

For the three months ended March 31, 2003 and March 31, 2002

                                                                Three Months Ended March 31,
                                                               ------------------------------
(Dollars in thousands, except share data)                          2003              2002
                                                                   ----              ----
Interest income

       Loans and fees on loans                                 $     11,703      $     10,051
       Federal funds sold                                                15                 8
       Investment securities, taxable                                   636               408
       Investment securities, nontaxable                                  -                24
       Deposits with banks                                               28                 2
       Dividends                                                         40                30
       Other                                                            171                77
                                                               ------------      ------------
       Total interest and dividend income                            12,593            10,600
                                                               ------------      ------------

Interest expense
    Deposits                                                          4,012             3,680
    Federal funds purchased and securities
       sold under agreements to repurchase                               52                41
    Other borrowed funds                                                874               572
                                                               ------------      ------------
       Total interest expense                                         4,938             4,293
                                                               ------------      ------------
       Net interest income                                            7,655             6,307

Provision for loan losses                                             1,375             1,300
                                                               ------------      ------------
       Net interest income after provision for loan losses            6,280             5,007
                                                               ------------      ------------

Noninterest income

    Service charges on deposit accounts                                 685               492
    Mortgage origination income                                       1,320               608
    Gain on sale of loans                                                 -                 -
    Net gain on sale of securities                                      167               245
    Other service charges and fees                                      160                55
    Other income                                                          7                43
                                                               ------------      ------------
       Total noninterest income                                       2,339             1,443
                                                               ------------      ------------

Noninterest expense
    Salaries and employee benefits                                    2,826             2,019
    Occupancy                                                           394               225
    Equipment                                                           407               249
    Data Processing                                                     312               286
    Amortization of intangible assets                                    83                83
    Other general and administrative                                  1,932               924
                                                               ------------      ------------
       Total noninterest expense                                      5,954             3,786
                                                               ------------      ------------
       Income before income taxes                                     2,665             2,664
          Income tax expense                                          1,013             1,125
                                                               ------------      ------------
             Net income                                               1,652             1,539
             Preferred stock dividends declared                         151                 -
                                                               ------------      ------------
             Net income available to common stockholders       $      1,501      $      1,539
                                                               ============      ============

Basic earnings per share                                       $       0.47      $       0.49
Diluted earnings per share                                     $       0.42      $       0.41
Weighted average shares outstanding                               3,211,255         3,112,522
Diluted weighted average shares outstanding                       3,957,336         3,792,907

MountainBank Financial Corporation
Statement of Changes in Stockholders' Equity
For the two years ended December 31, 2002, 2001 and the three months (unaudited) ended March 31, 2003


                                              Stock                                     Accumulated
                                              -----                                        Other
                                     Preferred     Common                   Retained   Comprehensive
(Dollars in thousands)                Amount       Amount      Surplus      Earnings   Income (Loss)     Total
                                      ------      -------      -------      --------   -------------     -----
Balance December 31, 2000            $       -    $ 7,488      $  9,401     $  1,182   $         139   $ 18,210
Comprehensive income
Net Income                                   -          -             -        2,510               -      2,510
Net change in unrealized
   appreciation on investment
   securities available for sale
   net of taxes of $2                        -          -             -            -               5          5
Realized gains on securities,
   net of taxes of $(41)                     -          -             -            -             (80)       (80)
                                                                                                       --------
Total comprehensive income                                                                                2,435
Shares sold                              2,224          -             -            -               -      2,224
Shares issued to acquire
   PremierMortgage Associates, Inc.          -         80           220            -               -        300
Shares issued to acquire
   First Western Bank                        -      2,751        11,006            -               -     13,757
Stock options exercised                      -         57            32            -               -         89
Stock split, effected in
   the form of a dividend                    -      2,075        (2,075)           -               -          -
                                     --------------------------------------------------------------------------
Balance December 31, 2001            $   2,224    $12,451      $ 18,584     $  3,692   $          64   $ 37,015
                                     --------------------------------------------------------------------------

Comprehensive income

Net Income                                   -          -             -        6,158               -      6,158
Net change in unrealized
   appreciation on investment
   securities available for sale
   net of taxes of $144                      -          -             -            -             280        280
Realized gains on securities,
   net of taxes of $(90)                     -          -             -            -            (175)      (175)
                                                                                                       --------
Total comprehensive income                                                                                6,263

Dividends Paid                                                                  (453)                      (453)
Shares sold                              7,838          -             -            -               -      7,838
Shares issued to acquire
   Trust Company of the South                -        237         1,249            -               -      1,486
Stock options exercised                      -        117           215            -               -        332
Dissenters' Shares                           -         (2)           (8)           -               -        (10)
Fractional shares purchased                            (1)           (2)                                     (3)
                                     --------------------------------------------------------------------------
Balance December 31, 2002            $  10,062    $12,802      $ 20,038     $  9,397   $         169   $ 52,468
                                     --------------------------------------------------------------------------

Comprehensive income

Net Income
Net Income                                   -          -             -        1,652               -      1,652
Net change in unrealized
   appreciation on investment
   securities available for sale
   net of taxes of $(57)                     -          -             -            -            (111)      (111)
Realized gains on securities,
   net of taxes of $(57)                     -          -             -            -            (110)      (110)
                                                                                                       --------
Total comprehensive income                                                                                1,431

Dividends Paid                                                                  (151)                      (151)

Stock options exercised                      -         81            94            -               -        175
                                     --------------------------------------------------------------------------
Balance March 31, 2003               $  10,062    $12,883      $ 20,132     $ 10,898   $         (52)  $ 53,923
                                     ==========================================================================


MountainBank Financial Corporation
Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2003 and 2002

(Dollars in thousands)                                             March 31, 2003     March 31, 2002
                                                                   --------------     --------------
Cash flows from operating activities
    Net income                                                              1,652              1,539
    Adjustments to reconcile net income
       to net cash provided by operations:
        Depreciation and amoritization                                        447                296
        Provision for loan losses                                           1,375              1,300
        Net realized gain on securities                                      (167)              (245)
        Amortization of premiums on securities,
           net of accretion of discount                                        11                 (1)
    Changes in assets and liabilities:
        Accrued income                                                        175               (127)
        Loans held for sale                                                13,512              5,150
        Other assets                                                          641                 25
        Accrued interest payable                                               74               (136)
        Other liabilities                                                     154               (197)
                                                                   --------------     --------------
                 Net cash provided by operating activities                 17,874              7,604
                                                                   --------------     --------------
Cash flows from investing activities
    Net increase in federal funds sold                                    (30,196)            (5,344)
    Net decrease in interest-bearing deposits with banks                   14,711                253
    Purchases of investment securities                                    (13,146)           (10,758)
    Sales of investment securities                                         27,434             14,551
    Maturities of investment securities                                     7,554              1,885
    Net increase in loans                                                 (22,419)           (45,078)
    Purchases of property and equipment                                      (772)              (452)
    Investment in BOLI                                                          0                  0
                                                                   --------------     --------------
                 Net cash used in investing activities                    (16,834)           (44,943)
                                                                   --------------     --------------
Cash flows from financing activities
    Net (decrease) increase in noninterest-bearing deposits                (3,227)             7,458
    Net increase in interest-bearing deposits                              22,780             35,821
    Net increase in federal funds purchased and
        securities sold under agreements to repurchase                     (1,315)               (85)
    Net increase in notes payable                                           1,250                  0
    Net decrease in FHLB advances                                         (14,980)                 0
    Net increase in junior subordinated debt                                    0                  0
    Repayment of obligations under capital lease                               (6)                (6)
    Proceeds from issuance of common stock, net                               175                  1
    Common shares repurchased                                                   0                (10)
    Proceeds from the issuance of preferred stock, net                          0              6,634
    Dividends paid                                                           (148)                 0
                                                                   --------------     --------------
                 Net cash provided by financing activities                  4,529             49,813
                                                                   --------------     --------------
                 Net increase in cash and cash equivalents                  5,569             12,474
Cash and cash equivalents, beginning                                       10,229             10,126
                                                                   --------------     --------------
Cash and cash equivalents, ending                                          15,798             22,600
                                                                   ==============     ==============
Supplemental disclosures of cash flow information
                                                                   --------------     --------------
    Interest paid                                                           4,864              4,429
                                                                   ==============     ==============
    Income taxes paid                                                       1,073              1,125
                                                                   ==============     ==============

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
March 31, 2003 (Unaudited)

Note 1.  Organization and Summary of Significant Accounting Policies

Organization:

           MountainBank Financial Corporation (the Company) was incorporated as a North Carolina corporation on January 10, 2001 to acquire the stock of MountainBank (the Bank). The Bank was acquired by the Company on March 30, 2001.

           MountainBank was organized and incorporated under the laws of the State of North Carolina on June 25, 1997 and commenced operations on June 26, 1997. The Bank currently serves ten western North Carolina counties and surrounding areas through eighteen full service banking offices. As a state chartered bank, MountainBank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

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

Basis of Presentation:

           The financial statements as of March 31, 2003 and for the periods ended March 31, 2003 and 2002 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in these interim financial statements reflects all

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
March 31, 2003 (Unaudited)

     adjustments necessary to present fairly the Company's financial position, results of operations, cash flows and changes in shareholders' equity for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto as of December 31, 2002, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

           The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry. The accounting policies followed are set forth in Note 1 to the Company's 2002 Financial Statements incorporated in its 2002 Form 10-K.

           Dollar amount totals, except share data, are presented in thousands.

Commitments and Other Contingencies:

           In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of March 31, 2003 was approximately $109.5 million.

Properties and Equipment:

           Company properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
March 31, 2003 (Unaudited)

Stock-based Compensation

     The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the quarters ended March 31, 2003 and March 31, 2002 is as follows:

        (Dollars in thousands)                                             March 31,
                                                               ---------------------------------
                                                                     2003               2002
                                                               ---------------      ------------
        Compensation cost recognized in income for all
         stock-based compensation awards                       $             -      $          -
                                                               ===============      ============
        Pro forma net income/(1)/                              $         1,501      $      1,539
                                                               ===============      ============
        Pro forma earnings per common share/(1)/               $          0.47      $        .49
                                                               ===============      ============
        Pro forma earnings per diluted share/(1)/              $          0.42      $        .41
                                                               ===============      ============

           /(1)/ As if the fair value based method prescribed by SFAS No. 123 had been applied

Reclassifications:

           Certain reclassifications have been made to the prior years' financial statements to place them on a comparable basis with the current period. Net income and stockholders' equity previously reported were not affected by these reclassifications.

Note 2. New Accounting Standards

           Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123, Accounting for Stock-Based Compensation," was adopted by the Company on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See note 1 for more information.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
March 31, 2003 (Unaudited)

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

           The numerators of the basic net income per share computations are the same as the numerators of the diluted net income per share computations for all periods presented. The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. The following table sets forth information for the computation of net income per share and net income per share assuming dilution:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
(Dollars and shares in thousands)                              2003       2002
                                                             -------    -------
Numerator:
   Net income                                                $ 1,652    $ 1,539
                                                             =======    =======

   Net income available to common stockholders               $ 1,501    $ 1,539
                                                             =======    =======
Denominator:
   Weighted average shares outstanding                         3,211      3,113
                                                             -------    -------
   Effect of dilutive securities:
        Common stock options                                     243        237
        Series A Preferred Stock                                 503        443
                                                             -------    -------
   Potential dilutive common shares                              746        680
                                                             -------    -------
   Denominator for net income per share assuming dilution      3,957      3,793
                                                             =======    =======

           Assuming conversion at the end of each period in 2003 and 2002, the period end total of potentially dilutive securities, which are comprised of stock options and preferred stock, would be 746 thousand shares for the three months ended March 31, 2003, and 680 thousand shares for the same period in 2002.

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
March 31, 2003 (Unaudited)

Note 4. Deposits

           Interest-bearing deposit account balances at March 31, 2003 and 2002 are summarized as follows:

                                        March 31, 2003                        March 31, 2002
                                -------------------------------     ---------------------------------
                                           Percent     Weighted                              Weighted
                                             of         Average                 Percent       Average
(Dollars in thousands)           Amount     Total        Rate        Amount     of Total       Rate
                                --------    -----        ----       --------    --------       ----
NOW                             $ 93,094     14.7%       1.09%      $ 51,334        11.1%      1.21%
Savings                           11,280      1.8%       0.82%         8,999         1.9%      1.11%
Money Market                     106,342     16.7%       1.84%        74,375        16.1%      2.36%
                                --------    -----        ----       --------    --------       ----
   Transaction Deposits          210,716     33.2%       1.46%       134,708        29.1%      1.86%
                                --------    -----        ----       --------    --------       ----
CDs under $100,000               248,971     39.2%       3.09%       198,713        43.0%      4.01%
CDs over $100,000                175,755     27.6%       3.20%       128,719        27.9%      4.12%
                                --------    -----        ----       --------    --------       ----
   Total CDs                     424,726     66.8%       3.14%       327,432        70.9%      4.05%
                                --------    -----        ----       --------    --------       ----
   Interest-Bearing Deposits    $635,442    100.0%       2.61%      $462,140       100.0%      3.44%
                                ========    =====        ====       ========    ========       ====

Note 5. Guaranteed Preferred Beneficial Interests in the Company's Junior Subordinated Debentures

           On June 27, 2002, a newly formed business trust subsidiary of the Company, MountainBank Capital Trust I, privately sold $20.0 million in preferred trust securities. The proceeds from that sale, together with the proceeds from the Trust's sale of all its common securities to the Company, were used to purchase an aggregate of $20.6 million in junior subordinated debentures issued by the Company. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.65%, with principal payable in full on June 30, 2032. Subject to certain limitations, the Company has fully and unconditionally guaranteed its trust subsidiary's obligations under the preferred trust securities.

Note 6. Recent Developments

MountainBank Financial Corporation
Notes to Consolidated Financial Statements
March 31, 2002 (Unaudited)
--------------------------------------------------------------------------------

          During 2002, the Company entered into an agreement to merge with CNB Holdings, Inc. CNB is headquartered in Pulaski, Virginia, and is the bank holding company for Community National Bank, which operates two banking offices in Pulaski. The transaction is structured whereby CNB will be merged into the Company, Community National Bank will become a wholly-owned subsidiary of the Company, and CNB's shareholders will receive a combination of the Company's common stock and cash (approximately 50% each) valued at approximately $13.50 for each of their shares of CNB common stock, with the actual number of shares of the Company's common stock to be issued for each CNB share to be based on the market value of the Company's common stock immediately prior to completion of the merger. The transaction was approved by CNB's shareholders on March 7, 2003. The merger is expected to be completed during the second quarter of 2003.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management has provided the following discussion and analysis to address information about the Company's financial condition and results of operations which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the consolidated financial statements of MountainBank Financial Corporation (the "Company") and the notes thereto located herein and in the Company's 2002 Annual Report and filing on Form 10-K.

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

     Changes in Financial Condition March 31, 2003 Compared with December 31,
     2002

         Total assets increased $6.2 million or 0.7% from December 31, 2002 to March 31, 2003. Cash and cash equivalents increased $21.1 million or 79.3% due to increases in federal funds sold and cash and due from banks of $30.2 million and $5.6 million, respectively, offset by decreases in interest bearing deposits with banks of $14.7 million at March 31, 2003 as compared with December 31, 2002. Investment securities decreased $22.0 million or 28.4% due to a reconfiguration of the Company's security portfolio. Loans and loans held for sale, the largest category of total assets increased $7.1 million, or 1.0%.

         Total liabilities increased $4.7 million or 0.6% from December 31, 2002 to March 31, 2003. Deposits, the largest category of total liabilities, increased $19.5 million, or 2.9%, at March 31, 2003 as compared to December 31, 2002. Noninterest-bearing demand deposits decreased $3.2 million, or 5.0%, over the same period. One of management's ongoing goals is to increase NOW, savings and money market totals as a percent of total deposits over prior year totals. As a result, NOW's increased $10.3 million or 12.4% and savings and money market deposit accounts increased $18.2 million or 18.3% during the first three months of 2003. Certificates of deposit decreased $5.7 million or 1.3% during the period. Due to deposit growth, management decreased other borrowings $15.1 million. Overnight borrowings at the FHLB of $25.0 million were repaid, while adding a $10.0 million FHLB advance with a longer maturity. Other long-term borrowings increased $1.3 million, while securities sold under agreements to repurchase decreased $1.3 million during the period.

         Common stock outstanding increased by 20,293 shares or 0.6% at March 31, 2003 as compared to December 31, 2002. This increase was attributable to options exercised. Earnings for the first three months of $1.7 million, offset by preferred stock dividends of $0.2 million, were retained, which resulted in an increase of $1.5 million in retained earnings. Accumulated other comprehensive income, net of deferred income taxes, decreased $0.2 million or 130.8% due to the reconfiguration of the securities portfolio.

     Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

         The objectives of the Company's liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management's liquidity goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank's available for sale securities portfolio and returning a positive spread to the federal funds rate over time. At March 31, 2003, the Company's liquidity position was higher than at December 31, 2002 as a result of deposit campaigns that resulted in overall increases in the Company's deposit base. At March 31, 2003, management deemed the Company's liquidity to be adequate to meet all known liquidity demands.

         Management and the Board of Directors view the monitoring and managing of the Company's asset/liability position to be of strategic importance. Managing interest rate risk, net interest margin and the overall leverage of the Company's balance sheet becomes increasingly important as the Company continues to grow and expand into other markets. One of management's primary goals for the foreseeable future is to increase transactional deposits and reduce, to a degree, the Bank's reliance on certificates of deposits. Over time, this process should enhance the Bank's interest margin and allow for additional flexibility in managing overall funding costs. While management has been successful during the first three months of 2003 in attracting additional transaction accounts, it expects to continue to have deposits more heavily weighted toward certificates of deposit for the foreseeable future.

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

         Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as the Bank's simulation model. The result of the Company's interest rate modeling at March 31, 2003 indicated that the Company's balance sheet was liability-sensitive over the short term (approximately one year), and then shifted to asset-sensitive in future periods. This balance sheet configuration indicates that in the near term, more liabilities than assets are subject to immediate repricing as market rates change. Therefore, the Company should experience a modest decrease in net interest income in a rising rate environment and a modest increase in net interest income in a falling rate environment. Because most of the Bank's securities portfolio, all overnight investments and over one-half of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank's loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income as compared with a flat rate scenario. The opposite would be expected during periods of declining rates.

         The Bank's legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers' acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $6.7 million at March 31, 2003. No 23A transactions were deemed to exist between the Company and the Bank at March 31, 2003.

         At March 31, 2003, the Company's equity to assets ratio was 6.36%. Additionally, risk based capital ratios for the Company and the Bank were as follows. The Company's Tier I Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 7.88%, 8.94% and 10.66%, respectively. For the Bank, Tier I Leverage and Risk Based capital ratios were 7.73% and 8.78% and its Total Risk Based capital ratio was 10.03%. At March 31, 2003, both the Company's and the Bank's equity exceeded the minimum requirements of a "well capitalized" institution as defined by federal banking regulations.

         The following table illustrates the Company's Capital position and ratios along with minimum regulatory ratios at March 31, 2003.

                                                                                     Risk-Based Capital
                                                            --------------------------------------------------------------------
                                 Leverage Capital                    Tier 1 Capital                      Total Capital
                         ---------------------------------  ---------------------------------  ---------------------------------
(Dollars in thousands)      Amount        Percentage(1)        Amount        Percentage(2)        Amount        Percentage(2)
----------------------   ------------  -------------------  ------------  -------------------  ------------  -------------------
Actual                   $     66,041        7.88%          $     66,041        8.94%          $     78,783         10.66%
Required                       33,526        4.00                 29,548        4.00                 59,097          8.00
Excess                         32,515        3.88                 36,493        4.94                 19,686          2.66

(1) Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending (1) on the institution's composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)  Percentage of risk-weighted assets.

     Results of Operations for the Three-Month Periods Ended March 31, 2003 and 2002

         Net interest income increased $1.4 million or 22.2% over the first three months of 2002. Total interest income increased $2.0 million or 18.9% from $10.6 million for the three months ended March 31, 2002 to $12.6 million for the three months ended March 31, 2003. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $253.8 million while yields decreased 137 basis points from 7.62% to 6.25%. Interest and fees on loans increased $1.6 million or 15.8% from $10.1 million to $11.7 million as a result of a $200.0 million or 39.0% increase in average loans outstanding from $512.8 million to $712.8 million. Interest on securities, fed funds sold, interest on deposits with other banks and other interest/dividend income increased $204 thousand, $7 thousand, $26 thousand and $104 thousand respectively. These increases resulted from higher average balances partially offset by lower yields. Interest expense increased $0.6 million or 14.0% from $4.3 million for the three months ended March 31, 2002 to $4.9 million for the three months ended March 31, 2003. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $238.3 million from $487.8 million to $726.1 million while the cost of funds decreased 81 basis points from 3.57% to 2.76%.

         During the first three months of 2003, the Company provided $1.4 million for possible loan losses as compared to $1.3 million for the three-month period ended March 31, 2002. Management determines the adequacy of the Bank's allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.

         Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The Company's ratio of allowance for loan losses to loans decreased 6 basis points from 1.56% at March 31, 2002 to 1.50% at March 31, 2003. This decrease is due to significant increases in net charge-offs during the first three months of 2003 as compared to the first three months of 2002. Net charge-offs increased $1.7 million during the period, of which $1.5 million was attributable to one relationship.

Allowance For Loan Losses
(Dollars in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            2003        2002
                                                            ----        ----
Balance, beginning of period                              $ 11,192    $  7,113
                                                          --------    --------
Loan charge-offs:
Commercial                                                     211          25
Construction                                                    50           -
Real estate mortgage                                            50           -
Real estate non-farm non-residential                         1,525          78
Consumer                                                        97           -
Other                                                           19         121
                                                          --------    --------
     Total loans charged-off                                 1,952         224
                                                          --------    --------
Recoveries of loans previously charged-off:
Commercial                                                      19           -
Construction                                                    29           -
Real estate mortgage                                             1           -
Consumer                                                        62           6
Other                                                            3         100
                                                          --------    --------
     Total recoveries of loans previously charged-off          114         106
                                                          --------    --------
          Net charge-offs                                    1,838         118
                                                          --------    --------
Provision for loan losses                                    1,375       1,300
                                                          --------    --------
Balance, March 31                                         $ 10,729    $  8,295
                                                          ========    ========
Average Loans                                              712,803     512,839
Net charge-offs to average loans (annualized)                 1.03%       0.09%
Allowance for loan losses to loans at March 31                1.50%       1.56%

     Due in large part to a weaker economy, the Company's non-performing assets increased from $2.2 million at March 31, 2002 to $5.7 million at March 31, 2003. Loans past due 30 to 89 days increased from $3.5 million at March 31, 2002 to $11.2 million at March 31, 2003 and represented 1.55% of gross loans at the end of the first quarter. The following table summarizes the Company's nonperforming assets over the past five quarters.

Nonperforming and Problem Assets
(Dollars in thousands)                       3/31/03     12/31/02     9/30/02    6/30/02    3/31/02
                                             -------     --------     -------    -------    -------
Nonaccrual loans                            $   4,203   $    2,876   $   3,893  $   4,181  $   1,905
Loans 90 days or more past due and
  still accruing interest                         225           18          21          -        164
                                            ---------   ----------   ---------  ---------  ---------
     Total nonperforming loans                  4,428        2,894       3,914      4,181      2.069
                                            ---------   ----------   ---------  ---------  ---------
Other real estate and repossessed
  personal property                             1,274        1,426         319          -        159
                                            ---------   ----------   ---------  ---------
Total nonperforming assets                  $   5,702   $    4,320   $   4,233  $   4,181  $   2,228
                                            =========   ==========   -========  =========  =========

Nonperforming assets as a percentage of:
 Total assets                                    0.67%        0.51%       0.56%      0.60%      0.34%
 Total loans and other real estate               0.79%        0.62%       0.69%      0.75%      0.39%

     Non-interest income increased $0.9 million or 64.3% from $1.4 million for the three months ended March 31, 2002 to $2.3 million for the same period in 2002. The increase was attributable to higher service charges and fees earned on deposit accounts, increased fees associated with additional mortgage origination volume and increases in other service charges and fees. Service charges on deposit accounts continue to grow as the overall number of deposit accounts increase. Mortgage origination income increased $0.7 million due to continued strong demand for refinancings. The increase in other service charges and fees can be attributed primarily to trust and investment advisory fees of $97 thousand dollars due to the acquisition of TrustCo Holding, Inc. at December 31, 2002.

     Other expenses increased $2.2 million or 57.9% from $3.8 million to $6.0 million for the three months ended March 31, 2003 compared to the same period in the prior year. The increase in other expenses can be attributed to increases in salaries and wages, occupancy expense and other expenses. Salaries and wages expense and occupancy expense increased primarily due to the continued expansion and overall growth of the Company. Other expenses increased $1.0 million or 111.1% primarily due to increased marketing costs, professional services and merger expenses. These increases were also due to the overall expansion of the Company's business locations and volume. During the first quarter of 2003, the Company expensed $0.4 million in merger related expenses due to the failed acquisition of Cardinal Bankshares Corporation. The major components of noninterest expense are as follows:

(Dollars in thousands)                             Three Months Ended March 31,
                                                  ------------------------------
                                                         2003             2002
                                                         ----             ----
Noninterest Expense
Salaries and benefits                                  $  2,826         $  2,019
Occupancy expenses                                          394              225
Furniture/equipment expenses                                407              249
Professional service fees                                   265              197
Data processing fees                                        312              286
Advertising and business promotion                          155               86
Printing and related supplies                                81               87
Amortization of intangibles                                  83               83
Other expenses                                            1,431              554
                                                       --------         --------
   Total noninterest expense                           $  5,954         $  3,786
                                                       ========         ========

     Income before income taxes remained constant at $2.7 million for the three-month periods ended March 31, 2003 and March 31, 2002. Income tax expense amounted to $1.0 million for the three months ended March 31, 2003 compared to $1.1 million during the same period in 2002 and the Company's net income for the period increased $0.2 million or 13.3% to $1.7 million from $1.5 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 13 and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 4. Internal Controls and Procedures.

     We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to MountainBank Financial Corporation (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        At the date of this filing, the registrant was a party to no legal proceedings other than those occurring in the normal course of business. Management was unaware of any pending material matters for which litigation was considered likely.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The following is the result of voting on proposals presented at the Bank's Special Meeting of Shareholders' Meeting held February 26, 2003, at which 3,200,364 shares were entitled to vote. The meeting was held for the purpose of voting on the Agreement and Plan of Reorganization and Merger of Cardinal Bankshares Corporation with MountainBank Financial Corporation.

        Proposal 1 - Approval of Plan of Merger
        For - 1,781,663; Against - 21,265; Abstain - 8,254

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.

        Exhibit No.      Description
        -------------    ----------------------------------------------------
        99.1             Certification pursuant to 18 U.S.C. Section 1350
        99.2             Certification pursuant to 18 U.S.C. Section 1350
        99.3             Certification pursuant to 18 U.S.C. Section 1350

        (b) Reports on Form 8-K.

        The following reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2003:

        Current report on Form 8-K dated January 3, 2003 and filed January 3, 2003, Item 5.

        Current report on Form 8-K dated January 27, 2003 and filed January 27, 2003, Items 5 and 7.

        Current report on Form 8-K dated February 26, 2003 and filed February 27, 2003, Items 5 and 7.

        Current report on Form 8-K dated March 4, 2003 and filed March 6, 2003,
        Item 5

        Current report on Form 8-K dated March 7, 2003 and filed March 7, 2003, Items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       MountainBank Financial Corporation

Date: May 14, 2003                    /s/ J. W. Davis
                                      ---------------
                                      J. W. Davis
                                      President & Chief Executive Officer
                                      (Duly Authorized Officer)

Date: May 14, 2003                    /s/ Gregory L. Gibson
                                      ---------------------
                                      Gregory L. Gibson
                                      Chief Financial Officer