Form 10-Q
period 2003-06-30
MOUNTAINBANK FINANCIAL CORP
filed 2003-08-14
CIK 1135253

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON DC

Form 10-Q

(Mark One)

☒	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to

MountainBank Financial Corporation

(Exact name of the registrant as specified in its charter)

North Carolina	56-2237240
(State of Incorporation)	(I.R.S. Employer Identification No.)

201 Wren Dr., Hendersonville, N.C. 28792

(Address of principal executive offices)

(828) 697-0030

(Issuer’s telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

At August 13, 2003, the Company had 3,700,080 shares outstanding of its $4 par common stock.

MountainBank Financial Corporation

Form 10-Q

MountainBank Financial Corporation

Balance Sheets

At June 30, 2003 (Unaudited) and December 31, 2002 (Audited)

(Dollars in thousands, except share data)	June 30, 2003	December 31, 2002
Assets
Cash and due from banks	$20,982	$10,229
Interest bearing deposits with banks	1,267	16,393
Federal funds sold	38,156	—
Investment securities available for sale	72,760	64,738
Equity investment securities available for sale	10,760	8,993
Restricted equity securities	3,102	3,746
Loans, net of allowance for loan losses of $12,163 at June 30, 2003 and $11,192 at December 31, 2002	737,194	666,432
Loans held for sale	23,155	32,857
Property and equipment, net	11,868	9,051
Accrued income	4,027	3,932
Intangible assets, net	13,726	4,244
Other assets	22,119	20,525

Total assets	$959,116	$841,140

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$76,292	$64,607
Interest-bearing deposits	712,735	612,662

Total deposits	789,027	677,269
Federal funds purchased and securities sold under agreements to repurchase	14,714	14,204
Short-term debt	—	25,000
Long-term debt	63,602	46,210
Guaranteed preferred beneficial interests in the Company’s junior subordinated debentures	20,000	20,000
Obligations under capital lease	709	718
Accrued interest payable	3,269	3,787
Other liabilities	2,274	1,484

Total liabilities	893,595	788,672

Commitments and contingencies

Stockholders’ equity
Preferred stock, Series A, 6%, non-cumulative, non-voting no par value; 3,000,000 shares authorized; 410,243 and 419,243 shares issued and outstanding at June 30, 2003 and December 31, 2002 with liquidation preferences of $9,846 and $10,062 at June 30, 2003 and December 31, 2002	9,846	10,062
Common stock, $4 par value; 10,000,000 shares authorized; 3,531,891 and 3,200,364 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	14,128	12,802
Paid in capital	28,992	20,038
Retained earnings	12,443	9,397
Accumulated other comprehensive (loss) income	112	169

Total stockholders’ equity	65,521	52,468

Total liabilities and stock holders’ equity	$959,116	$841,140

MountainBank Financial Corporation

Statement of Operations (Unaudited)

For the three and six months ended June 30, 2003 and June 30, 2002

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2003	2002	2003	2002
Interest income
Loans and fees on loans	$11,972	$10,341	$23,675	$20,391
Federal funds sold	111	90	126	98
Investment securities, taxable	415	332	1,051	740
Investment securities, nontaxable	—	1	—	25
Deposits with banks	4	1	32	3
Dividends	39	83	79	113
Other	171	77	342	32

Total interest and dividend income	12,712	10,925	25,305	21,402

Interest expense
Deposits	3,988	3,939	8,000	7,619
Federal funds purchased and securities sold under agreements to repurchase	40	20	92	61
Other borrowed funds	823	481	1,697	1,053

Total interest expense	4,851	4,440	9,789	8,733

Net interest income	7,861	6,485	15,516	12,669

Provision for loan losses	1,062	950	2,437	2,250

Net interest income after provision for loan losses	6,799	5,535	13,079	10,419

Noninterest income
Service charges on deposit accounts	772	612	1,458	1,105
Mortgage origination income	1,357	641	2,677	1,249
Gain on sale of loans	166	—	166	—
Net gain on sale of securities	—	4	167	249
Other service charges and fees	106	50	266	105
Other income	(7)	172	—	215

Total noninterest income	2,394	1,479	4,734	2,923

Noninterest expense
Salaries and employee benefits	3,404	2,197	6,231	4,094
Occupancy	475	267	869	492
Equipment	435	328	842	577
Data Processing	347	254	660	540
Amortization of intangible assets	78	83	160	166
Other general and administrative	1,719	1,170	3,651	2,094

Total noninterest expense	6,458	4,299	12,413	7,963

Income before income taxes	2,735	2,715	5,400	5,379
Income tax expense	1,043	1,048	2,056	2,173

Net income	1,692	1,667	3,344	3,206
Preferred stock dividends declared	148	151	299	151

Net income available to common stockholders	$1,544	$1,516	$3,045	$3,055

Basic earnings per share	$0.46	$0.49	$0.93	$0.98

Diluted earnings per share	$0.41	$0.43	$0.83	$0.83

Weighted average shares outstanding	3,350,338	3,125,237	3,281,180	3,118,652

Diluted weighted average shares outstanding	4,120,149	3,891,905	4,050,991	3,885,320

MountainBank Financial Corporation

Statement of Changes in Stockholders’ Equity

For the two years ended December 31, 2002, 2001 and the six months (unaudited) ended June 30, 2003

	Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in thousands)	Preferred Amount	Common Amount
Balance December 31, 2000	$—	$7,488	$9,401	$1,182	$139	$18,210
Comprehensive income
Net Income	—	—	—	2,510	—	2,510
Net change in unrealized appreciation on investment securities available for sale net of taxes of $2	—	—	—	—	5	5
Realized gains on securities, net of taxes of $(41)	—	—	—	—	(80)	(80)

Total comprehensive income						2,435
Shares sold	2,224	—	—	—	—	2,224
Shares issued to acquire PremierMortgage Associates, Inc.	—	80	220	—	—	300
Shares issued to acquire First Western Bank	—	2,751	11,006	—	—	13,757
Stock options exercised	—	57	32	—	—	89
Stock split, effected in the form of a dividend	—	2,075	(2,075)	—	—	—

Balance December 31, 2001	$2,224	$12,451	$18,584	$3,692	$64	$37,015

Comprehensive income
Net Income	—	—	—	6,158	—	6,158
Net change in unrealized appreciation on investment securities available for sale net of taxes of $144	—	—	—	—	280	280
Realized gains on securities, net of taxes of $(90)	—	—	—	—	(175)	(175)

Total comprehensive income						6,263
Dividends Paid				(453)		(453)
Shares sold	7,838	—	—	—	—	7,838
Shares issued to acquire Trust Company of the South	—	237	1,249	—	—	1,486
Stock options exercised	—	117	215	—	—	332
Dissenters’ Shares	—	(2)	(8)	—	—	(10)
Fractional shares purchased		(1)	(2)			(3)

Balance December 31, 2002	$10,062	$12,802	$20,038	$9,397	$169	$52,468

Comprehensive income
Net Income	—	—	—	3,344	—	3,344
Net change in unrealized appreciation on investment securities available for sale net of taxes of $31	—	—	—	—	53	53
Realized gains on securities, net of taxes of $(57)	—	—	—	—	(110)	(110)

Total comprehensive income						3,287
Dividends Paid				(298)		(298)
Shares issued to acquire CNB Holdings, Inc		1,184	8,659			9,843
Stock options exercised		99	122			221
Preferred shares converted	(216)	43	173	—	—	—

Balance June 30, 2003	$9,846	$14,128	$28,992	$12,443	$112	$65,521

MountainBank Financial Corporation

Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2003 and 2002

(Dollars in thousands)	June 30, 2003	June 30, 2002
Cash flows from operating activities
Net income	$3,344	$3,206
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	954	648
Provision for loan losses	2,437	2,250
Net realized gain on securities	(167)	(249)
Amortization of premiums on securities, net of accretion of discount	80	5
Changes in assets and liabilities:
Accrued income	135	(621)
Loans held for sale	9,702	7,955
Other assets	(1,554)	(531)
Accrued interest payable	(575)	(932)
Other liabilities	772	(28)

Net cash provided by operating activities	15,128	11,703

Cash flows from investing activities
Net increase in federal funds sold	(38,150)	(7,644)
Net (increase) decrease in interest-bearing deposits with banks	15,146	(35,865)
Purchases of investment securities	(41,612)	(28,877)
Sales of investment securities	28,466	17,277
Maturities of investment securities	12,314	4,956
Net increase in loans	(31,977)	(79,961)
Purchases of property and equipment	(1,809)	(1,449)
Acquisition of CNB Holdings, Inc.	(203)	—

Net cash used in investing activities	(57,825)	(131,563)

Cash flows from financing activities
Net increase in noninterest-bearing deposits	8,941	4,307
Net increase in interest-bearing deposits	52,029	101,687
Net increase in federal funds purchased and securities sold under agreements to repurchase	281	2,423
Net increase (decrease) in notes payable	7,249	(6,500)
Net decrease in FHLB advances	(14,961)	(1,250)
Net increase in junior subordinated debt	—	20,000
Repayment of obligations under capital lease	(9)	(13)
Proceeds from issuance of common stock, net	222	260
Common shares repurchased	—	(14)
Proceeds from the issuance of preferred stock, net	—	7,838
Dividends paid	(302)	—

Net cash provided by financing activities	53,450	128,738

Net increase in cash and cash equivalents	10,753	8,878
Cash and cash equivalents, beginning	10,229	10,126

Cash and cash equivalents, ending	$20,982	$19,004

Supplemental disclosures of cash flow information

Interest paid	$10,307	$9,644

Income taxes paid	$1,794	$2,173

MountainBank Financial Corporation

Statements of Cash Flows (Unaudited), continued

For the Six Months Ended June 30, 2003 and 2002

Schedule of non-cash investing and financing transactions

(Dollars in thousands)	June 30, 2003	June 30, 2002
Acquisition of Community National Bank
Assets acquired:
Investment securiteis	$8,309	$—
Interest bearing deposit with other banks	19
Federal funds sold	6
Loans	41,222
Propery and equipment, net	1,803	—
Other assets	263
Goodwill	9,624	—

	61,246	—

Liabilities assumed:
Deposits	50,788	—
Federal funds purchased and securities sold under agreements to repurchase	229	—
Borrowings	103	—
Other liabilities	486	—

	51,606	—

Net non-cash assets acquired	$9,640	$—

Payment for net assets acquired
Cash paid at closing	$5,310	$—
Less cash acquired at closing	5,513	—

	(203)	—
Stock issued to stockholders of acquired corporation	9,843	—

	$9,640	$—

MountainBank Financial Corporation

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Organization:

MountainBank Financial Corporation (the Company) was incorporated as a North Carolina corporation on January 10, 2001 to acquire the stock of MountainBank (the Bank). The Bank was acquired by the Company on March 30, 2001.

MountainBank was organized and incorporated under the laws of the State of North Carolina on June 25, 1997 and commenced operations on June 26, 1997. The Bank currently serves ten western North Carolina counties and surrounding areas through nineteen full service banking offices. As a state chartered bank, MountainBank is subject to regulation by the State of North Carolina Banking Commission and the Federal Deposit Insurance Corporation.

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

Basis of Presentation:

The financial statements as of June 30, 2003 and for the periods ended June 30, 2003 and 2002 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the information furnished in these interim financial statements reflects all

MountainBank Financial Corporation

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

adjustments necessary to present fairly the Company’s financial position, results of operations, cash flows and changes in shareholders’ equity for such interim periods. Management believes that all interim period adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto as of December 31, 2002, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Statements in this report as to the Company’s projections for expansion, capital expenditures, earnings and other such issues as well as for future financial or economic performance of the Company are “forward looking” statements, and are being provided in reliance upon the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include changes in general economic conditions in the Company’s markets, loan losses, including loan losses resulting from adverse economic conditions, increased competition, any loss of the Company’s key management personnel, changes in governmental regulations and other factors.

The accounting and reporting policies of the Company follow generally accepted accounting principles and general practices within the financial services industry.

The accounting policies followed are set forth in Note 1 to the Company’s 2002 Financial Statements incorporated in its 2002 Form 10-K.

Dollar amount totals, except share data, are presented in thousands.

Commitments and Other Contingencies:

In the normal course of business there are various commitments and contingent liabilities such as commitments to extend credit, which are not reflected on the financial statements. Management does not anticipate any significant losses to result from these transactions. The unfunded portion of loan commitments and standby letters of credit as of June 30, 2003 was approximately $117.1 million.

Properties and Equipment:

Company properties and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over periods of two to thirty-five years for capital leases and leasehold improvements and from two to twenty years for furniture and equipment.

MountainBank Financial Corporation

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

Stock-based Compensation

The Company accounts for its stock-based compensation using the accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company is not required to adopt the fair value based recognition provisions prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, but complies with the disclosure requirements set forth in SFAS No. 148, which include disclosing pro forma net income as if the fair value based method of accounting had been applied. This information for the six months ended June 30, 2003 and June 30, 2002 is as follows:

(Dollars in thousands)	June 30,
	2003	2002
Compensation cost recognized in income for all stock-based compensation awards	$—	$—

Pro forma net income(1)	$3,045	$3,055

Pro forma earnings per common share(1)	$0.93	$.98

Pro forma earnings per diluted share(1)	$0.83	$.83

_________

(1)      As if the fair value based method prescribed by SFAS No. 123 had been applied

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to place them on a comparable basis with the current period. Net income and stockholders’ equity previously reported were not affected by these reclassifications.

Note 2. New Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123, Accounting for Stock-Based Compensation,” was adopted by the Company on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. See note 1 for more information.

MountainBank Financial Corporation

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the year. Diluted net income per share reflects the potential dilution that could occur if the Corporation’s potential common stock and contingently issuable shares, which consist of dilutive stock options and Series A Preferred Convertible stock, had been issued.

The effect of potential common stock is excluded from the computation of diluted earnings per common share in periods in which the effect would be antidilutive. The following table sets forth information for the computation of net income per share and net income per share assuming dilution:

	Three Months Ended June 30		Six Months Ended June 30,
(Dollars and shares in thousands)	2003	2002	2003	2002
Numerator:
Net income	$1,692	$1,667	$3,344	$3,206

Net income available to common stockholders	$1,544	$1,516	$3,045	$3,055

Denominator:
Weighted average shares Outstanding	3,350	3,125	3,281	3,118

Effect of dilutive securities:
Common stock options	278	264	278	264
Series A Preferred Stock	492	503	492	503

Potential dilutive common shares	770	767	770	767

Denominator for net income per share assuming dilution	4,120	3,892	4,051	3,885

Assuming conversion at the end of each period in 2003 and 2002, the period end total of potentially dilutive securities, which are comprised of stock options and preferred stock, would be 770 thousand shares for the three and six months ended June

MountainBank Financial Corporation

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

30, 2003, and 767 thousand shares for the same periods in 2002.

Note 4. Deposits

Interest-bearing deposit account balances at June 30, 2003 and 2002 are summarized as follows:

	June 30, 2003			June 30, 2002
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate
NOW	118,477	16.6%	1.07%	$56,947	10.9%	1.33%
Savings	24,071	3.4%	0.85%	9,249	1.7%	1.09%
Money Market	117,244	16.5%	1.79%	70,853	13.5%	2.34%

Transaction Deposits	259,792	36.5%	1.42%	137,049	26.1%	1.87%

CDs under $100,000	270,962	38.0%	2.98%	233,228	44.5%	3.85%
CDs over $100,000	181,981	25.5%	3.10%	154,345	29.4%	3.99%

Total CDs	452,943	63.5%	3.03%	387,573	73.9%	3.91%

Interest-Bearing Deposits	$712,735	100.0%	2.50%	$524,622	100.0%	3.34%

Note 5. Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

On June 27, 2002, a newly formed business trust subsidiary of the Company, MountainBank Capital Trust I, privately sold $20.0 million in preferred trust securities. The proceeds from that sale, together with the proceeds from the Trust’s sale of all its common securities to the Company, were used to purchase an aggregate of $20.6 million in junior subordinated debentures issued by the Company. The debentures call for interest payable quarterly at a variable annual rate equal to the three-month LIBOR plus 3.65%, with principal payable in full on June 30, 2032. Subject to certain limitations, the Company has fully and unconditionally guaranteed its trust subsidiary’s obligations under the preferred trust securities.

MountainBank Financial Corporation

Notes to Consolidated Financial Statements

June 30, 2003 (Unaudited)

Note 6. Recent Developments

On May 23, 2003, MountainBank Financial Corporation completed its acquisition of CNB Holdings, Inc., headquartered in Pulaski, VA. At that time, CNB Holding’s, Inc. was merged into MBFC and its banking subsidiary, Community National Bank, became a wholly owned subsidiary of MBFC.

On May 14, 2003, the Board of Directors of MountainBank Financial Corporation reached an agreement in principal and executed a definitive agreement to sell the company to The South Financial Group, headquartered in Greenville, S.C. The Company has filed proxy solicitation materials on Form S-4 with the Securities and Exchange Commission and is currently soliciting proxies for a Special Meeting of Shareholders scheduled for September 10, 2003 at which time the Company’s shareholders will consider and vote on the sale of the Company. The Company’s Board of Directors expects shareholder approval for the sale, subsequent to receiving such approval; the transaction is expected to close on or about October 3, 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management has provided the following discussion and analysis to address information about the Company’s financial condition and results of operations which is not otherwise apparent from the financial statements included in this report. Reference should be made to those statements for an understanding of the following discussion and analysis. The following discussion and analysis should be read in conjunction with the consolidated financial statements of MountainBank Financial Corporation (the “Company”) and the notes thereto located herein and in the Company’s 2002 Annual Report and filing on Form 10-K.

The following discussion contains certain forward-looking statements about the Company’s financial condition and results of operations, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s judgment only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

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

Changes in Financial Condition June 30, 2003 Compared with December 31, 2002

Total assets increased $118.0 million or 14.0% from December 31, 2002 to June 30, 2003. Of this increase, approximately $66.2 million was attributable to the Company’s second quarter acquisition of CNB Holdings, Inc. At the date of acquisition, CNB Holdings, Inc. held investment securities of $8.3 million, cash and cash equivalents of $5.0 million, loans, net of allowances, of $41.2 million and other assets of $11.6 million. Cash and cash equivalents increased $33.8 million or 127.4% due to increases in federal funds sold and cash and due from banks of $38.2 million and $10.7 million, respectively, offset by decreases in interest bearing deposits with banks of $15.1 million at June 30, 2003 as compared with December 31, 2002. Investment securities increased $9.1 million or 11.8% due to excess cash being invested in the Company’s security portfolio. Loans and loans held for sale, the largest category of total assets increased $61.1 million, or 8.7%.

Total liabilities increased $104.9 million or 13.3% from December 31, 2002 to June 30, 2003. Deposits, the largest category of total liabilities, increased $111.7 million, or 16.5%, at June 30, 2003 as compared to December 31, 2002. Included in the deposit increase is approximately $48 million in interest-bearing deposits and $4 million in noninterest-bearing deposits from the acquisition of CN B Holdings, Inc. Noninterest-bearing demand deposits increased $11.7 million, or 18.1%, over the same period. One of management’s ongoing goals is to increase NOW, savings and money market totals as a percent of total deposits over prior year totals. As a result, NOW’s increased $35.7 million or 43.1% and savings and money market deposit accounts increased $41.9 million or 42.2% during the first six months of 2003. Certificates of deposit increased $22.5 million or 5.2% during the period. Due to deposit growth, management decreased other borrowings $7.1 million. Overnight borrowings at the FHLB of $25.0 million were repaid, while adding a $10.0 million FHLB advance with a longer maturity. Other long-term borrowings increased $7.3 million, while securities sold under agreements to repurchase increased $0.5 million during the period.

Common stock outstanding increased by 331,527 shares or 10.4% at June 30, 2003 as compared to December 31, 2002. This increase was attributable to option exercises of 24,860 shares, preferred shares exchanged of 10,800 and new shares issued to acquire CNB Holdings, Inc. of 295,867. Earnings for the first six months of $3.3 million, offset by preferred stock dividends of $0.3 million, were retained, which resulted in an increase of $3.0 million in retained earnings. Accumulated other comprehensive income, net of deferred income taxes, decreased $0.1 million.

Liquidity, Interest Rate Sensitivity, Capital Adequacy and Market Risks

The objectives of the Company’s liquidity management policy include providing adequate funds to meet the needs of depositors and borrowers as well as providing funds to meet the basic needs for on-going operations of the Bank and regulatory requirements. Management’s liquidity goal is to maintain sufficient liquidity for these purposes while limiting the market volatility of the Bank’s available for sale securities portfolio and returning a positive spread to the federal funds rate over time. At June 30, 2003, the Company’s liquidity position was higher than at December 31, 2002 as a result of deposit campaigns that resulted in overall increases in the Company’s deposit base. At June 30,

2003, management deemed the Company’s liquidity to be adequate to meet all known liquidity demands.

Management and the Board of Directors view the monitoring and managing of the Company’s asset/liability position to be of strategic importance. Managing interest rate risk, net interest margin and the overall leverage of the Company’s balance sheet becomes increasingly important as the Company continues to grow and expand into other markets. One of management’s primary goals for the foreseeable future is to increase transactional deposits and reduce, to a degree, the Bank’s reliance on certificates of deposits. Over time, this process should enhance the Bank’s interest margin and allow for additional flexibility in managing overall funding costs. While management has been successful during the first six months of 2003 in attracting additional transaction accounts, it expects to continue to have deposits more heavily weighted toward certificates of deposit for the foreseeable future.

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

Periodically, the Bank also utilizes traditional gap analysis to measure interest rate sensitivity. Gap analysis measures the difference or gap between the volume of interest-earning assets and interest-bearing liabilities repricing over a specific time period. This method, however, addresses only the magnitude of funding mismatches and does not address the magnitude or relative timing of rate changes and is not considered as accurate as the Bank’s simulation model. The result of the Company’s interest rate modeling at June 30, 2003 indicated that the Company’s balance sheet was liability-sensitive over the short term (approximately one year), and then shifted to asset-sensitive in future periods. This balance sheet configuration indicates that in the near term, more liabilities than assets are subject to immediate repricing as market rates change. Therefore, the Company should experience a modest decrease in net interest income in a rising rate environment and a modest increase in net interest income in a falling rate environment. Because most of the Bank’s securities portfolio, all overnight investments and over one-half of its loan portfolio, bear variable rates, they reprice more rapidly than rate sensitive interest-bearing deposits. During periods of rising rates, this results in increased net interest income. However, in periods of sustained rising rates, the fixed rate component of the Bank’s loan portfolio would begin to negatively impact net interest income after the first year of such conditions and would result in lower net interest income as compared with a flat rate scenario. The opposite would be expected during periods of declining rates.

The Bank’s legal lending limit on loans to the Company are governed by Federal Reserve Act 23A, and differ from legal lending limits on loans to external customers. Generally, a bank may lend up to 10% of its capital and surplus to its Parent, if the loan is secured. If collateral is in the form of stocks, bonds, debentures or similar obligations, it must have a market value when the loan is made of at least 20% more than the amount of the loan, and if obligations of a state or political subdivision or agency thereof, it must have a market value of at least 10% more than the amount of the loan. If such loans are secured by obligations of the United States or agencies thereof, or by notes, drafts, bills of exchange or bankers’ acceptances eligible for rediscount or purchase by a Federal Reserve Bank, requirements for collateral in excess of the loan amount do not apply. Under this definition, the legal lending limit for the Bank on loans to the Company was approximately $6.9 million at June 30, 2003. No 23A transactions were deemed to exist between the Company and the Bank at June 30, 2003.

At June 30, 2003, the Company’s equity to assets ratio was 6.83%. Additionally, risk based capital ratios for the Company and the Bank were as follows. The Company’s Tier I Leverage and Risk Based capital ratios along with its Total Risk Based capital ratio were 7.83%, 8.54% and 10.15%, respectively. For the Bank, Tier I Leverage and Risk Based capital ratios were 7.79% and 8.80% and its Total Risk Based capital ratio was 10.05%. At June 30, 2003, both the Company’s and the Bank’s equity exceeded the minimum requirements of a “well capitalized” institution as defined by federal banking regulations.

The following table illustrates the Company’s Capital position and ratios along with minimum regulatory ratios at June 30, 2003.

			Risk-Based Capital
	Leverage Capital		Tier 1 Capital		Total Capital
(Dollars in thousands)	Amount	Percentage(1)	Amount	Percentage(2)	Amount	Percentage(2)
Actual	$68,645	7.83%	$68,645	8.54%	$81,557	10.15%
Required	35,087	4.00	32,149	4.00	64,298	8.00
Excess	33,558	3.83	36,496	4.54	17,259	2.15

(1)	Percentage of total adjusted average assets. The FRB minimum leverage ratio requirement is 3 percent to 5 percent, depending on the institution’s composite rating as determined by its regulators. The FRB has not advised the Corporation of any specific requirements applicable to it.
(2)	Percentage of risk-weighted assets.

Results of Operations for the Three-Month Periods Ended June 30, 2003 and 2002

Net interest income increased $1.4 million or 21.5% over the second quarter of 2002. Total interest income increased $1.8 million or 16.5% from $10.9 million for the three months ended June 30, 2002 to $12.7 million for the three months ended June 30, 2003. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $243.7 million while yields decreased 119 basis points from 7.13% to 5.94%. Interest and fees on loans increased $1.7 million or 16.5% from $10.3 million to $12.0 million as a result of a $191.2 million or 34.8% increase in average loans outstanding from $549.3 million to $740.5 million. Interest on securities, fed funds sold, interest on deposits with other banks and other interest/dividend income increased $82 thousand, $21 thousand, $3 thousand and $50 thousand respectively. These increases resulted from higher average balances partially offset by lower yields. Interest expense increased $0.5 million or 11.4% from $4.4 million for the three months ended June 30, 2002 to $4.9 million for the three months ended June 30, 2003. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $225.3 million from $535.6 million to $760.9 million while the cost of funds decreased 76 basis points from 3.32% to 2.56%.

During the three-month period ending June 30,2003, the Company provided $1.1 million for possible loan losses as compared to $1.0 million for the three-month period ended June 30, 2002. Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The Company’s ratio of allowance for loan losses to loans and loans held for sale decreased 5 basis points from 1.62% at June 30, 2002 to 1.57% at June 30, 2003. Net charge-offs were $134 thousand for the three-month period ending June 30, 2003 as compared to $128 thousand for the same period in 2002.

Allowance For Loan Losses

(Dollars in thousands)	Three Months Ended June 30,
	2003	2002
Balance, beginning of period	$10,729	$8,295

Loan charge-offs:
Commercial	61	37
Construction	20	60
Real estate mortgage	50	—
Real estate non-farm non-residential	18	—
Consumer	73	53
Other	13	—

Total loans charged-off	235	150

Recoveries of loans previously charged-off:
Commercial	42	—
Construction	15	—
Real estate mortgage	1	3
Consumer	43	19
Other	—	—

Total recoveries of loans previously charged-off	101	22

Net charge-offs	134	128

Allowance of acquired bank at date of acquisition	506	—
Provision for loan losses	1,062	950

Balance, June 30	$12,163	$9,117

Average Loans	740,499	549,276
Net charge-offs to average loans (annualized)	0.07%	0.09%
Allowance for loan losses to loans at June 30	1.57%	1.62%

Non-interest income increased $0.9 million or 60.0% from $1.5 million for the three months ended June 30, 2002 to $2.4 million for the same period in 2003. The increase was attributable to higher service charges and fees earned on deposit accounts, increased fees associated with additional mortgage origination volume. Service charges on deposit accounts continue to grow due to increases in the overall number of deposit accounts. Mortgage origination income increased $0.8 million due to continued strong demand for refinancings.

Other expenses increased $2.2 million or 51.2% from $4.3 million to $6.5 million for the three months ended June 30, 2003 compared to the same period in the prior year. The increase in other expenses can be attributed to increases in salaries and wages, occupancy expense and other expenses. Salaries and wages expense and occupancy expense increased primarily due to the continued expansion and overall growth of the Company. Other expenses increased $0.5 million or 41.7% primarily due to increases in conference and travel, telephone and professional services. These increases were also due to the overall expansion of the Company’s business locations and volume. The major components of noninterest expense are as follows:

(Dollars in thousands)	Three Months Ended June 30,
	2003	2002
Noninterest Expense
Salaries and benefits	$3,404	$2,197
Occupancy expenses	475	267
Furniture/equipment expenses	435	328
Professional service fees	464	222
Data processing fees	347	254
Advertising and business promotion	180	171
Printing and related supplies	109	90
Amortization of intangibles	78	83
Other expenses	966	687

Total noninterest expense	$6,458	$4,299

Income before income taxes remained constant at $2.7 million for the three-month periods ended June 30, 2003 and June 30, 2002. Income tax expense was $1.0 million for both periods. The Company’s net income was $1.7 million for the three-month periods ended June 30, 2003 and 2002.

Results of Operations for the Six-Month Periods Ended June 30, 2003 and 2002

Net interest income increased $2.8 million or 22.0% over the first six months of 2002. Total interest income increased $3.9 million or 18.2% from $21.4 million for the six months ended June 30, 2002 to $25.3 million for the six months ended June 30, 2003. This change reflects increases in the average balances of interest-earning assets along with a decrease in the yield on average interest-earning assets. Average interest-earning assets increased $248.7 million while yields decreased 123 basis points from 7.32% to 6.09%. Interest and fees on loans increased $3.3 million or 16.2% from $20.4 million to $23.7 million as a result of a $195.5 million or 36.8% increase in average loans outstanding from $531.2 million to $726.7 million. Interest on securities, fed funds sold, interest on deposits with other banks and other interest/dividend income increased $286 thousand, $28 thousand, $29 thousand and $276 thousand respectively. These increases resulted from higher average balances partially offset by lower yields. Interest expense increased $1.1 million or 12.6% from $8.7 million for the six months ended June 30, 2002 to $9.8 million for the six months ended June 30, 2003. This increase was the result of higher volumes of interest-bearing liabilities combined with a decrease in the average cost of funds. Average interest-bearing liabilities increased $231.8 million from $511.8 million to $743.6 million while the cost of funds decreased 79 basis points from 3.44% to 2.65%.

During the first six months of 2003, the Company provided $2.4 million for possible loan losses as compared to $2.3 million for the six-month period ended June 30, 2002. Management determines the adequacy of the Bank’s allowance for loan losses based on a number of factors including reviewing and evaluating its loan portfolio in order to identify potential problem loans, credit concentrations and other risk factors connected to the loan portfolio as well as current and projected economic conditions locally and nationally. Upon loan origination, management evaluates the relative quality of each loan and assigns a corresponding loan grade. All loans are periodically reviewed to determine both the initial and ongoing accuracy of these loan grades. The loan grading system assists management in determining the overall risk in the loan portfolio.

Management realizes that general economic trends greatly affect loan losses and no assurances can be made that further charges to the loan loss allowance may not be significant in relation to the amount provided during a particular period or that further evaluation of the loan portfolio based on conditions then prevailing may not require sizable additions to the allowance, thus necessitating similarly sizable charges to operations. The Company’s ratio of allowance for loan losses to loans and loans held for sale decreased 5 basis points from 1.62% at June 30, 2002 to 1.57% at June 30, 2003. This decrease is due to significant increases in net charge-offs during the first six months of 2003 as compared to the first six months of 2002. Net charge-offs increased $1.7 million during the period, of which $1.5 million was attributable to one relationship.

Allowance For Loan Losses

(Dollars in thousands)	Six Months Ended June 30,
	2003	2002
Balance, beginning of period	$11,192	$7,113

Loan charge-offs:
Commercial	272	62
Construction	70	60
Real estate mortgage	100	—
Real estate non-farm non-residential	1,543	78
Consumer	170	174
Other	32	—

Total loans charged-off	2,187	374

Recoveries of loans previously charged-off:
Commercial	61	—
Construction	44	—
Real estate mortgage	2	9
Consumer	105	119
Other	3	—

Total recoveries of loans previously charged-off	215	128

Net charge-offs	1,972	246

Allowance of acquired bank at date of acquisition	506	—
Provision for loan losses	2,437	2,250

Balance, June 30	$12,163	$9,117

Average Loans	726,727	531,158
Net charge-offs to average loans (annualized)	0.54%	0.09%
Allowance for loan losses to loans at June 30	1.57%	1.62%

Due in large part to a weaker economy, the Company’s non-performing assets increased from $4.2 million at June 30, 2002 to $6.4 million at June 30, 2003. Loans past due 30 to 89 days increased from $4.0 million at June 30, 2002 to $7.2 million at June 30, 2003 and represented 0.94% of gross loans at the June 30, 2003. The following table summarizes the Company’s nonperforming assets over the past five quarters.

Nonperforming and Problem Assets

(Dollars in thousands)	6/31/03	3/31/03	12/31/02	9/30/02	6/30/02
Nonaccrual loans	$3,144	$4,203	$2,876	$3,893	$4,181
Loans 90 days or more past due and still accruing interest	22	225	18	21	—

Total nonperforming loans	3,166	4,428	2,894	3,914	4.181

Other real estate and repossessed personal property	3,190	1,274	1,541	319	—

Total nonperforming assets	$6,356	$5,702	$4,435	$4,233	$4,181
Nonperforming assets as a percentage of:
Total assets	0.66%	0.67%	0.53%	0.56%	0.60%
Total loans and other real estate	0.82%	0.79%	0.62%	0.69%	0.75%

Non-interest income increased $1.8 million or 62.1% from $2.9 million for the six months ended June 30, 2002 to $4.7 million for the same period in 2003. The increase was attributable to higher service charges and fees earned on deposit accounts, increased fees associated with additional mortgage origination volume and increases in other service charges and fees. Service charges on deposit accounts continue to grow due to increases in the overall number of deposit accounts. Mortgage origination income increased $1.5 million due to continued strong demand for refinancings. The increase in other service charges and fees can be attributed primarily to trust and investment advisory fees of $138 thousand dollars due to the acquisition of TrustCo Holding, Inc. at December 31, 2002.

Noninterest expenses increased $4.4 million or 55.0% from $8.0 million to $12.4 million for the six months ended June 30, 2003 compared to the same period in the prior year. The increase in other expenses can be attributed to increases in salaries and wages, occupancy expense and other expenses. Salaries and wages expense and occupancy expense increased primarily due to the continued expansion and overall growth of the Company. Other expenses increased $1.6 million or 76.2% primarily due to merger expenses, increased professional services and travel expenses. These increases were also due to the overall expansion of the Company’s business locations and volume. During the first six months of 2003, the Company expensed $0.4 million in merger related expenses due to the failed acquisition of Cardinal Bankshares Corporation. The major components of noninterest expense are as follows:

(Dollars in thousands)	Six Months Ended June 30,
	2003	2002
Noninterest Expense
Salaries and benefits	$6,231	$4,094
Occupancy expenses	869	492
Furniture/equipment expenses	842	577
Professional service fees	199	419
Data processing fees	660	540
Advertising and business promotion	335	257
Printing and related supplies	190	177
Amortization of intangibles	160	166
Other expenses	2,927	1,241

Total noninterest expense	$12,413	$7,963

Income before income taxes remained constant at $5.4 million for the six-month periods ended June 30, 2003 and June 30, 2002. Income tax expense amounted to $2.1 million for the six months ended June 30, 2003 compared to $2.2 million during the same period in 2002 and the Company’s net income for the period increased $0.1 million or 3.1% to $3.3 million from $3.2 million.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 13 and the sections referenced therein for quantitative and qualitative disclosures about market risk.

ITEM 4. Controls and Procedures.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report has been performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, those officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

(b) Reports on Form 8-K.

The following reports on Form 8-K were filed by the Corporation during the three months ended June 30, 2003:

Current report on Form 8-K dated April 25, 2003 and filed May 2, 2003, Items 7 and 9.

Current report on Form 8-K dated May 15, 2003 and filed May 15, 2003, Items 7 and 9.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MountainBank Financial Corporation

Date: August 13, 2003	/s/ J.W. Davis
J. W. Davis
President & Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2003	/s/ Gregory L. Gibson
Gregory L. Gibson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)